Form 10-Q
period 2022-03-31
OKMIN RESOURCES, INC.
filed 2022-05-16
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	85-4401166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16501 Ventura Blvd., Suite 400, Encino, CA	91436
(Address of Principal Executive Offices)	(Zip Code)

(818) 201-3727
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2022, there were 100,430,000 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

Okmin Resources Inc.

SIGNATURES	18

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$235,411	$275,572
Production revenue receivable	11,157	—
Prepaid expenses	—	25,000
Total current assets	246,568	300,572

Oil and gas properties, net	524,213	—
Black Rock Joint Venture	100,000	100,000
Other assets and restricted cash	96	96
Total noncurrent assets	624,309	100,096

TOTAL ASSETS	$870,877	$400,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,830	$8,089
Accrued liabilities	33,750	5,000
Total current liabilities	35,580	13,089

Long term liabilities:
Accrued interest payable	7,700	0
Note payable	231,000	0

Total liabilities	274,280	13,089

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding at March 31, 2022 and June 30,2021	500	—
Common stock, $0.0001 par value, 750,000,000 shares authorized, 96,430,000 and 82,280,000, respectively, issued and outstanding at March 31, 2022 and June 30, 2021	9,643	8,228
Additional paid-in capital	808,107	451,272
Accumulated deficit	(221,653)	(71,921)
Total stockholders’ equity	596,597	387,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$870,877	$400,668

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	For the period December 18, 2020 (Inception)
	Ended	Ended	Ended	to
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue
Oil and gas sales	$29,497	$—	$51,421	$—

Cost of revenue	25,906	—	27,481	—
Gross profit	3,591	—	23,940	—

Operating expenses:
General and administrative expense	92,991	64,170	173,672	70,570

Total operating expenses	92,991	64,170	173,672	70,570

Loss from operations	(89,400)	(64,170)	(149,732)	(70,570)

Loss before taxes	(89,400)	(64,170)	(149,732)	(70,570)

Provision for income taxes	—	—	—	—

Net loss	$(89,400)	$(64,170)	$(149,732)	$(70,570)

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	95,164,222	67,182,222	92,301,541	60,156,190
Diluted	152,864,222	67,182,222	129,414,190	60,156,190

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	—	$—	82,280,000	$8,228	$451,272	$(71,921)	$387,579
Shares issued for cash			9,740,000	974	242,526		243,500
Shares issued for services			80,000	8	1,992		2,000
Net income	—	—				4,585	4,585
Balance, September 30, 2021	—	$—	92,100,000	$9,210	$695,790	$(67,336)	$637,664
Shares issued for cash	—	—	1,800,000	180	44,880	—	45,000
Shares issued for services	5,000,000	500	—	—	4,500	—	5,000
Shares used for financing (Note 9)	—	—	1,250,000	125	31,125	—	31,250
Net loss						(64,917)	(64,917)
Balance, December 31, 2021	5,000,000	$500	95,150,000	$9,515	$776,235	$(132,253)	$653,997
Shares issued for services	—	—	1,280,000	128	31,872	—	32,000
Net loss	—	—	—	—	—	(89,400)	(89,400)
Balance March 31, 2022	5,000,000	$500	96,430,000	$9,643	$808,107	$(221,653)	$596,597

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Shares issued for cash	—	—	30,000,000	3,000	—	—	3,000
Shares issued for services
Net loss						(6,400)	(6,400)
Balance, December 31, 2020	—	—	30,000,000	3,000	—	(6,400)	(3,400)
Shares issued for services	—	—	5,000,000	500	62,000	—	62,500
Shares issued for cash	—	—	39,700,000	3,970	200,530	—	204,500
Net loss	—	—	—	—	—	(64,170)	(64,170)
Balance March 31, 2021	—	$—	74,700,000	$7,470	$262,530	$(70,570)	$199,430

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	December 18, 2020 (Inception)
	Ended	to
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities
Net loss	$(149,732)	$(70,570)
Adjustments to reconcile net loss to net cash from operations:
Accrued Product Sale (O&G)	(1,560)	—
Prepaid Deposit	25,000	—
Security Deposit	—	(96)
Production revenue receivable	(9,597)	—
Accounts payable and accrued liabilities	30,191	44,071
Net cash from operating activities	44,034	43,975

Cash Flows From Investing Activities
Investment in Oil & Gas properties	(524,213)	(100,000)
Net cash from investing activities	(524,213)	(100,000)

Cash Flows From Financing Activities
Note Payable	231,000	—
Additional Paid in Capital	356,835	262,530
Common and Preferred Stock Issued	1,915	7,470
Net cash from financing activities	589,750	270,000

Net change in cash	(40,161)	143,405
Cash - beginning of period	275,572	—
Cash - end of period	$235,411	$143,405

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2022

(Unaudited)

1. ORGANIZATION AND BUSINESS

Okmin Resources Inc. (collectively with its subsidiaries, “Okmin” or the “Company”) was organized near the end of 2020 to engage in the business of the acquisition, exploration and development of mineral rights and natural resource assets.

Initially, as an early stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, investing in lower profile rework and recompletion opportunities with lower entry costs. The company's initial projects are located in Oklahoma and Kansas.

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

The Company has limited revenues from its oil and gas operations. Revenues for the nine months ending March 31, 2022 were $51,421 and were nil in the previous nine months ending March 31, 2021.

On March 10, 2022, the SEC completed its review of the Company’s Registration Statement and the company is now filing as a reporting entity.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance the Company’s current plan to rework and possibly develop its existing projects and to identify and acquire new projects.

The Company’s fiscal year end is June 30.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

The financial statements are presented on a consolidated basis and include all of the accounts of Okmin Resources, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO THE CONDENSED FINANCIAL STATEMENTS As of March 31, 2022 (Unaudited)

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2022 and June 30, 2021, the Company cash equivalents totaled $235,411 and $275,572 respectively.

Revenue recognition

The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Oil and gas properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment annually and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

Gains and losses on the sale of oil and gas properties are not generally reflected in income unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.

Depreciation, depletion, and amortization

The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

Asset retirement obligations

The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO THE CONDENSED FINANCIAL STATEMENTS As of March 31, 2022 (Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU No. 2016-02 has had no impact on our financial statements.

3. OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC committing $100,000 to acquire working interests and commence an initial phase of rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner is the Operator of the project.

Pursuant to the Joint Venture Agreement, the Company has acquired working interests (“WI”) in the following leases:

50% Working Interest

•   Chain Lease – 160 Acres in Okmulgee County

•   Burke Lease – 40 Acres in Okmulgee County

•   Preston Lease – 80 Acres in Okmulgee County

•   Goldner Lease – 160 Acres in Okmulgee County

•   Peavler Lease – 80 Acres in Okmulgee County

•   Anthony Lease – 70 Acres in Muskogee County

•   Calley Lease – 40 Acres in Okmulgee County

•   Abbey Lease – 40 Acres in Okmulgee County

•   Duffy Lease – 40 Acres in Okmulgee County

25% Working Interest

•   Hollingsworth Lease – 80 Acres in Okmulgee County

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells. As of March 31, 2022, additional expenditures beyond the purchase totaled $81,878. The Company received its first revenue from the project in March 2022, albeit a very nominal amount of $1,863.

West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% working interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash. The 24 existing wells on the leases range from 850 feet to 1950 feet in depth with gas production from several zones as their main objective.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% working interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO THE CONDENSED FINANCIAL STATEMENTS As of March 31, 2022 (Unaudited)

For the three and nine months ended March 31, 2022, the Company had production revenue of $29,497 and $51,421 respectively. Refer to the table below of production and revenue through March 31, 2022. For the three and nine months ended March 31, 2022, our cost of revenue, consisting of lease operating expenses and production and excise taxes was $25,906 and $27,481 respectively.

	Avg Price		Oil (BBLS)		Gas (MCF)		Oil Revenue		Gas Revenue		YTD
Project	BBLS	MCF	QTR	YTD	QTR	YTD	QTR	YTD	QTR	YTD	O & G

Black Rock JV	65.79	0.97	162	499	132	2,183	12,941	32,854	107	2,119	34,972
Pushmataha (Push)	—	4.52	—	—	2,287	2,287	—	—	10,599	10,599	10,599
West Sheppard Pool (WSP)	—	2.22	—	—	1,754	1,754	—	—	3,897	3,897	3,897
Vitt Lease	84.93	—	23	23	—	—	1,952	1,952	—	—	1,951
Total	75.36	2.57	185	522	4,173	6,224	$14,893	$34,805	$14,603	$16,615	$51,420

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

There are no proven reserves of any classification in any of the projects listed above.

4. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of March 31, 2022, the Company had 96,430,000 shares of its common stock issued and outstanding. In the Company’s efforts to conserve limited liquidity, these shares included shares of common stock issued during the nine months ending March 31, 2022 in lieu of services as follows:

On September 30, 2021, the board of directors approved the issuance of 80,000 shares of common stock in lieu of a cash payment of $2,000 in consideration of accounting services.

On November 22, 2021, the Company issued 1,250,000 shares of common stock to a lender in connection with a convertible note financing of $231,000 and recorded a non-cash expense of $31,250 in connection with such financing. (See Note 8)

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO THE CONDENSED FINANCIAL STATEMENTS As of March 31, 2022 (Unaudited)

On March 31, 2022, the Company issued 1,200,000 shares of common stock to a corporate and investor relations consultant in lieu of ongoing services and recorded a non-cash expense of $30,000 and the Company issued a further 80,000 shares of common stock to a website consultant in lieu of website services, recording a non-cash expense of $2,000.

5. NET INCOME PER COMMON SHARE

A reconciliation of the components of basic and diluted net income per common share for the three months ended March 31, 2022 is presented below:

	Three Months Ended March 31, 2022
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(149,732)	95,164,222	$(0.00)
Net loss attributable to common stock fully diluted	$(149,732)	152,864,222	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

A reconciliation of the components of basic and diluted net income per common share for the nine months ended March 31, 2022 is presented below:

	Nine Months Ended March 31, 2022
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(149,732)	92,301,541	$(0.00)
Net loss attributable to common stock fully diluted	$(149,732)	129,414,190	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

6. INCOME TAXES

Net operating loss carry forwards of approximately $221,653 at March 31, 2022 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $46,547 at March 31, 2022.

7. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a net loss of $149,732 for the nine months ended March 31, 2022 and an accumulated deficit of $221,653 as of March 31, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $210,988 as at March 31, 2022 and management believes that it has sufficient working capital for the remainder of the 2022 fiscal year. In the upcoming 2023 fiscal year, the Company anticipates cash needs of a minimum of $500,000, of which approximately $250,000 is for general corporate overhead and $250,000 for continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO THE CONDENSED FINANCIAL STATEMENTS As of March 31, 2022 (Unaudited)

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8. CONVERTIBLE NOTE

In November 2021, the Company entered into a convertible note agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. As of March 31, 2022, the Company had not made any repayments on the note.

9. SUBSEQUENT EVENTS

On April 26, 2022, the Company issued 4,000,000 common shares to two individuals in a private placement for proceeds of $100,000. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. Proceeds from the Placement will be used for general corporate purposes.

Other than as outlined above, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources Inc., and its subsidiaries (“Okmin” or the “Company”) as of March 31, 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Note on COVID- 19

The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

Overview

Okmin Resources Inc. (collectively with its subsidiaries, “Okmin” or the “Company”) was organized near the end of 2020 to engage in the business of the acquisition, exploration and development of mineral rights and natural resource assets.

As an early stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, investing in lower profile rework and recompletion opportunities with lower entry costs. The company's initial projects are located in Oklahoma and Kansas.

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC incorporated on May 25, 2021 in the State of Kansas and Okmin Energy LLC, incorporated on November 21, 2021 in the State of Oklahoma.

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 10 oil and gas leases in Oklahoma
2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas
3)	A 50% working interest in West Sheppard Pool, a natural gas project in North East Oklahoma
4)	A 50% working interest in Pushmataha, a natural gas project in South East Oklahoma.

The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project. In the current fiscal year, our share of the joint venture has thus far recorded revenues of $32,854 from oil sales and $2,183 from the sale of natural gas.

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes ten active oil wells and three water injection wells. As of March 31, 2022, additional expenditures beyond the purchase totaled $81,878. The Company received its first nominal oil revenue from the project in March 2022.

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% working interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 and an anticipated initial rework budgeted at $100,000. Beyond that there is potential to further develop the project. The 24 existing wells on the leases range from 850 feet to 1950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator has begun to assess the inventory of wells and equipment on site. Initial work is focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, there has been minimal gas flow between 25 to 50 MCFD, though additional work will be required as soon as weather conditions allow for it. The plan is to open up as many connected wells as we can and purge the water in the flow lines. The project will also require trenching to lay up to 3 miles of flow line with associated valve requirements. Since acquiring an interest in the project, we have recorded revenues from gas sales in the amount of $3,897 to date.

 In December 2021, the Company exercised an option and entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% working interest in the Pushmataha Gas project, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company initially expended approximately $250,000.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were temporarily inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have produced between 100-300 MCFD. We have recorded $10,599 in revenues from gas sales at the project since becoming involved with it. The wells were recently shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. As the operator develops its plan to resume and improve production on the leases, the Company has committed to further expend an unspecified additional amount of capital toward reworking the field as it reasonably determines. At this stage the Company anticipates such expenditure to be up to $100,000, though there can be no guarantee that such amount will be sufficient or what results it will achieve. The operator believes with additional reworking and recompletion efforts it can further optimize the production potential of this field. Newer modern day technologies could also have an important impact on the economics for this asset.

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance the Company’s current plan to rework and possibly develop its existing projects and to identify and acquire new projects.

Results of Operations

For the Three and Nine months ended March 31, 2022, as compared to the Three and Nine months ended March 31, 2021

Revenue

We generated $29,497 in revenue from oil and gas sales for the three months ended March 31, 2022, as compared to no revenue generated in the three months ended March 31, 2021. The increase in revenue is attributable to commencing rework operations and improvements on the Blackrock Joint Venture leases over the past twelve months and the acquisition of additional income producing properties during the course of the year.

We generated $51,421 in revenue from oil and gas sales for the nine months ended March 31, 2022, as compared to no revenue generated in the nine months ended March 31, 2021 (noting that the Company was only formed in December 2020 and was in its formative stages). The increase in revenue is attributable to commencing rework operations and improvements on the Blackrock Joint Venture leases over the past twelve months and then the acquisition of additional income producing properties later on during the course of the year.

General and Administrative Expense

General and administrative expenses increased to $92,991 for the three months ended March 31, 2022 as compared to $64,170 for the three months ended March 31, 2021. This increase is primarily attributable to the Company moving from its formative stages into initial operations and therefore incurring expenses related to compensation, lease operating, interest and professional fees.

General and administrative expenses increased to $173,672 for the nine months ended March 31, 2022 as compared to $70,570 for the nine months ended March 31, 2021. This increase is primarily attributable to the Company moving from its formative stages into initial operations and therefore incurring expenses related to compensation, lease operating, interest and professional fees. The Company also recorded $34,000 in non-cash stock issued in lieu of services and $31,250 in non-cash stock issued as part of the financing costs during this period in connection with the $231,000 convertible note agreement it entered into.

Net Loss

The net loss for the three months ended March 31, 2022 was $89,400 compared to a net loss of $64,170 for the three months ended March 31, 2021. The Expenses during the three month period ended March 31, 2022, included: $40,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable) $32,000 in non-cash stock issued in lieu of services, $24,400 lease operating expenses (including taxes and royalties), $5,775 in interest expense, $13, 537 in professional fees and other general and administrative expenses. In the three month period ended March 31, 2021 expenses comprised predominantly of $62,500 to consultants and some nominal general operating expenses, as the Company was establishing itself in its formative stages.

The net loss for the nine months ended March 31, 2022 was $149,732 compared to a net loss of $70,570 for the nine months ended March 31, 2021. The Expenses during the nine month period ended March 31, 2022, included: $67,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable) $31,250 in non-cash stock issued in connection with financing costs, $34,000 in non-cash stock issued in lieu of services, $25,975 lease operating expenses (including taxes and royalties), $7,700 in interest expense, $30,464 in professional fees and other general and administrative expenses. In the nine month period ended March 31, 2021 expenses comprised predominantly of $62,500 to consultants, $5,000 compensation and some nominal general operating expenses, as the Company was establishing itself in its formative stages.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2022, we had total assets of $870,877, comprised primarily of cash of $235,411, production revenue receivable of $11,157, oil and gas properties $624,213 and other assets of $96. As at March 31, 2022, we had total liabilities of $274,280, primarily comprised of convertible debt and related interest payable of $238,700, accounts payable of $1,830 and accrued compensation expenses of $33,750.

We have substantial capital resource requirements and have incurred significant losses since inception. The Company had a net loss of $149,732 for the nine months ended March 31, 2022 and an accumulated deficit of $221,653 as of March 31, 2022. The Company had working capital of $210,988 as at March 31, 2022 and management believes that it has sufficient working capital for the remainder of the 2022 fiscal year. In the upcoming 2023 fiscal year, the Company anticipates cash needs of at least a minimum of $500,000, of which approximately $250,000 is for general corporate overhead and $250,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital by issuing equity securities, which may consist of either capital stock or convertible debt.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the upcoming 2023 fiscal year, such capital requirements will be in excess of what we have in available cash and for planned ongoing activities. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities.

Net cash from investing activities

Cash expended on investing activities was predominantly in connection with the acquisition costs of its working interests in the Vitt, West Sheppard Pool and Pushmataha leases. Additionally, it included rework expenses at the Vitt lease in Kansas.

Net cash from financing

The Company completed a private placement of equity securities in October 2021 raising an aggregate $500,000, with the majority being received in the nine months ended March 31, 2022. Additionally, in November 2021, the Company entered into a convertible note agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. As of March 31, 2022, the Company had not made any repayments on the note.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU No. 2016-02 has had no impact on our financial statements.

Going Concern Qualification

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a net loss of $149,732 for the nine months ended March 31, 2022 and an accumulated deficit of $221,653 as of March 31, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $210,988 as at March 31, 2022 and management believes that it has sufficient working capital for the remainder of the 2022 fiscal year. In the upcoming 2023 fiscal year, the Company anticipates cash needs of a minimum of $500,000, of which approximately $250,000 is for general corporate overhead and $250,000 for continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2021, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2022:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Subject to raising sufficient additional capital, we plan to take a number of actions in the future to correct these material weaknesses including adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

We are not required to provide this information as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2022, the Company issued 1,200,000 shares of common stock to a corporate and investor relations consultant in lieu of ongoing services.

On March 31, 2022, the Company issued 80,000 shares of common stock to a website consultant in connection with website services.

Except as otherwise noted, the securities in the transactions describe above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKMIN RESOURCES INC.

Date: May 16, 2022	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

