Form 10-K
period 2022-06-30
OKMIN RESOURCES, INC.
filed 2022-09-23
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-56381

OKMIN RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	85-4401166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16501 Ventura Blvd, Suite 400, Encino CA	91436
(Address of principal executive offices)	(Zip Code)

(818) 201-3727
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $811,250 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of September 6, 2022, the issuer had 100,430,000 shares of its common stock outstanding.

i

PART I

ITEM 1. BUSINESS.

Okmin Resources, Inc. (collectively with its subsidiaries, “Okmin” or the “Company”) was incorporated in Nevada in December 2020 to engage in the business of the acquisition, exploration and development of oil and gas properties, mineral rights and other natural resource assets.

As a development stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, investing in lower profile rework and recompletion opportunities with lower entry costs. The company's initial projects are located in Oklahoma and Kansas.

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC organized on May 25th, 2021 in the State of Kansas and Okmin Energy LLC, organized on November 21st, 2021 in the State of Oklahoma.

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma
2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas
3)	A 50% Joint Venture interest in West Sheppard Pool, a natural gas project in North East Oklahoma
4)	A 50% Joint Venture interest in Pushmataha, a natural gas project in South East Oklahoma.

The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

BACKGROUND

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin had a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres.

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures to rework the wells on the lease. The lease covers 160 acres and currently includes eleven existing oil and gas wells and four water injection wells.

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash. The 24 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective.

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire 50% of Blackrock’s interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92%-100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash.

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

1

In the 2023 fiscal year we anticipate cash needs of a minimum of $550,000, of which we attribute approximately $250,000 to maintain general corporate overhead and $300,000 for continued work on our existing lease properties including but not limited to workovers and re-activations of existing non-producing wells. Based on the Company’s cash position as of June 30, 2022, additional financing will be required to meet its budgeted expenditures for fiscal 2023. Management intends to raise such additional financing through private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all.

ITEM 1A. RISK FACTORS.

Risks associated with Our Business

The Company has a limited operating history and may not be successful in developing profitable business operations.

Okmin has a limited operating history since its incorporation December 2020. As of the date of this filing, we have limited assets and revenues. Our future operating results will depend on many factors, including:

•	The ability to raise or access adequate working capital;
•	The success of our oil and gas exploration and development operations;
•	Our ability to control our costs and produce sufficient quantities of oil and natural gas at a profit;
•	The prices of oil and natural gas;
•	Our ability to attract and retain key management.

Despite our best efforts, we may not be successful in our efforts to develop profitable business operations.

The Company has limited capital and will need to raise additional capital in the future.

We do not currently have the capital necessary to fund both our continuing operations and our planned growth.  We will require additional capital to continue to grow our business through the operation, maintenance and further development of our existing ventures and through the acquisition of additional properties. We estimate that the Company will need to raise additional capital to fulfil its business plan including reworking and enhancing existing projects, acquiring further oil and gas interests, or to acquire other mineral exploration properties. Obtaining additional financing would be subject to a number of factors, including the market prices for acquiring resource properties, investor acceptance of the Company’s interests, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations and will have a significant negative effect on our operations and financial condition.

The oil and gas industry is highly competitive and there is no assurance that the Company will be successful.

The oil and natural gas exploration and production industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce oil and gas but also market oil and gas and other products on a regional, national or worldwide basis. These companies will be able to pay more for productive energy properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than Okmin’s financial or human resources permit. In addition, these companies will have a greater ability to continue exploration activities during periods of low commodity market prices. The Company’s larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than Okmin can, which would adversely affect its competitive position. The Company’s ability to acquire additional properties and to discover productive prospects in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because Okmin has fewer financial and human resources than many companies in its industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing properties.

2

The Company has limited interests in oil and gas leases and cannot guarantee that it will identify or acquire any additional viable leases or mineral property assets or interests.

Okmin presently only has partial interests in projects and leases with limited activity. The Company is currently seeking to identify other leases or mineral properties to acquire but the Company cannot guarantee it will find any valuable leases or mineral properties. Even if the Company enters into additional joint ventures or acquires additional interests in leases or other mineral properties on land being developed by a mining company, the Company cannot guarantee that it will be able to capitalize on the increased value of its leasehold.

If the Company cannot acquire any viable leases, mineral property assets or mineral property interests, or cannot find any oil and gas or minerals on such leases or mineral properties, or it is not economical to recover the oil and gas or minerals from those properties, the Company may have to curtail or cease operations.

The Company has no proven oil and gas reserves, and future wells we drill may not yield oil or natural gas in commercial quantities or at all.

None of the Company’s properties have been evaluated for oil and gas reserves, and the Company has no proven reserves. There is no guarantee the Company’s properties contain sufficient recoverable oil and natural gas to be produced profitably, which may result in a loss of some or all of our investment in such projects. If we do not drill productive and profitable wells in the future, it will have a material adverse impact on the Company’s business operations and financial condition.

Drilling for and producing oil and natural gas are highly speculative and involve a high degree of risk.

Exploring for and developing oil and natural gas involves a high degree of operational and financial risk. Predicting the costs involved in exploration and drilling is difficult to achieve with a high degree of certainty. Our potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill, to locations that will require substantial additional interpretation before they can be drilled. The budgeted costs of planning, drilling, completing and operating wells are often exceeded, and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spudded, we may incur significant licensing, geological and geophysical costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our operating and/or drilling plans accordingly.

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may recomplete existing wells, drill new wells, or participate in new wells that are not productive. We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to predict in advance with absolute certainty whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from the well or abandonment of the well.

Drilling for and producing oil and natural gas are high-risk activities with many dangers and uncertainties

Oil and Gas drilling and production are high-risk activities, and there are many risks which can cause substantial losses, including personal injury or loss of life; severe damage to or destruction of property and equipment as well as oil gathering and transportation equipment and facilities; pollution or other environmental contamination, and resulting remedial or clean-up responsibilities and repairs to resume operations; and regulatory fines or penalties. Insurance against all operational risks may not be affordable or available the Company, its partners, or third-party contractors. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on the Company’s business operations and financial condition.

3

The Company may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

As an early stage company, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational, and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational, and management resources. The failure to continue to upgrade our technical, administrative, operating, and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit, engage or retain professionals in the oil and natural gas industry, whether as employees or outside contractors, could have a negative material effect on our business and financial condition.

The Company does not operate any of its current projects and is dependent upon our partners and contractors.

All of the Company’s projects are operated by partners and are dependent upon the operational capabilities of those partners and third-party contactors. All three of our projects in Oklahoma are operated by our partner there. In the event our partner experiences adverse conditions or circumstances, this may have a negative material impact on our operations and in turn our business and financial condition. Additionally, we ultimately do not control the timing of the development, exploitation, production and exploration activities relating to our property interests. If our partners and contractors are unsuccessful in the exploration and operation of our property interests, it would have a negative material effect on our business and financial condition.

The Company’s properties are concentrated in one geographic area.

Three of the Company’s projects are located in Oklahoma and one in Kansas. Since our properties are contained in a limited area, a number of our properties could experience the same adverse conditions at the same time, resulting in a relatively greater impact on our operations than if we had a more diversified portfolio of properties. Such conditions could have a negative material effect on our business and financial condition.

Any change in government regulation/administrative practices may have a negative impact on the Company’s ability to operate and its profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter Okmin’s ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on the Company. In particular, at the federal level, any change in the current policies of the U.S. Department of the Interior regarding leasing of mineral interests in public lands could cause a significant alteration in the potential profitability of our investment strategy. At the state and local level, any change regarding oil and gas operations, gathering and transportation, water and waste disposal, or well plugging and abandonment requirements, could significantly alter the Company’s cost structure and its ability to produce oil and gas at a profit. Any or all of these situations may have a negative impact on the Company’s ability to operate and/or its profitably.

Our operations are governed by significant environmental regulations.

Okmin’s oil and natural gas exploration and production operations are subject to significant environmental regulation. We are subject to various federal, state and local laws regulating the protection of the environment and strictly regulate the discharge of materials. These regulations directly affect oil and natural gas exploration, development and production operations. We could incur significant costs as a result of any violations or liabilities under environmental or other laws made by us, our partners or our third-party contactors. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance. If we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance and shut down the affected operations either temporarily or permanently, which would have a materially negative effect on our operations and financial condition.

4

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

Possible elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production could be eliminated in the future. If enacted into law, any such proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. The passage of any legislation as a result of such proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase our tax liability and negatively impact our results of operations and financial condition.

The Company’s success is dependent on the continued employment of Jonathan Herzog, our President and Chief Executive Officer and Thomas Lapinski, our Chairman of the Board.

The success of Okmin depends to a large degree upon the personal efforts and ability of Mr. Herzog and Mr. Lapinski, The Company does not have “key man” insurance on either individual, the loss of whose services, whether through disability, illness, death or severance of employment, would have a materially adverse effect on the Company.

The Company’s principal officer and director may be subject to conflicts of interest.

Jonathan Herzog, the Company’s President, Chief Executive Officer and director, devotes only that portion of his time to the Company’s affairs that he deems necessary to accomplish the Company’s business plan. Mr. Herzog may also devote part of his working time to other business and employment endeavors, including roles and consulting relationships with other entities, and he may have responsibilities to these other entities which would result in conflicts of interest with the Company. Such conflicts include deciding how much time to devote to the Company’s affairs, as well as what business opportunities should be presented to the Company. Currently, Okmin has no policy in place to address such conflicts of interest.

Risks Associated with Our Common Stock

Our common stock has been approved for trading on the OTCQB, but no active trading market has developed and there is no assurance that an active market will develop.

Our common stock was approved for trading on the OTCQB in September 2022. To date, no active trading market for our common stock has developed on the OTCQB. There is no assurance that an active market for our common stock will develop or that our common stock will achieve any particular trading price. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Our common stock currently is not eligible for the book-entry delivery, settlement and depository services provided by the Depository Trust Company (“DTC”). We are in the process of applying for DTC eligibility for our shares, but there is no assurance we will obtain DTC eligibility. Without DTC eligibility, it will be more difficult for us to develop a liquid market for our common stock because of the added burdens brokers face and the higher fees brokers are likely to charge their customers for handling non-DTC eligible securities.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock.

The trading price of our common stock may be volatile, and as a result shareholders could lose part or all of their investment.

Until an active market develops for our common stock, if ever, the price at which it trades is more likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares, developments affecting our business, including the impact of matters referred to elsewhere in these risk factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Broker-dealers may be discouraged from effecting transactions in our common stock because it is considered a “penny stock” and is subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in "a penny stock,” as defined in Rule 3a51-1 under the Exchange Act. A penny stock generally includes any equity security that has a market price of less than $5.00 per share that is not registered on certain national securities exchanges and does not meet the other limited exemptions specified in the penny stock definition. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock rules, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000 in each of the last two years, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock rules require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the U.S. Securities and Exchange Commission (the “SEC”) relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Okmin’s principal office is located at 16501 Ventura Blvd, Suite 400, Encino CA, 91436.  The Company has a month to month arrangement for corporate offices at a cost of approximately $100 - $200 per month, with meeting space available to it on demand on a pay per use basis. Outside of this, the Company also utilizes office space provided to it by associates at no charge and if necessary plans to lease additional office space to house its executive offices as its activities advance.

At this time, Okmin does not anticipate purchasing any real estate, nor does it anticipate purchasing any real property for its office.

Oil and Gas Properties

The Company’s lease holdings are all within the Cherokee Platform, a geological feature covering an area of northeastern Oklahoma and southeastern Kansas in the mid-continent region of the United States. The Cherokee Platform has been an established oil producing region for the last century.

Oklahoma – Blackrock Joint Venture

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project, handling the day-to-day operations on the ground. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres.

Pursuant to the Joint Venture Agreement, the Company has acquired working interests (“WI”) in the following leases:

50% Working Interests

•	Chain Lease – 160 Acres in Okmulgee County

The Chain lease contains two oil wells, a large tank battery, gun barrel and salt water disposal tank. The Chain #1 well is completed in the Dutcher sand zone. The well is operational and is making ½ to 1 barrels of oil per day (“BOPD”) and a large volume of salt water. The disposal well at Chain is not capable of taking enough water to run the Chain #1 well full time and as a result of this the operator’s ability to produce additional oil from this well is limited at this time. Chain #1 is a prime candidate for further recompletion work.

The second well (Chain #2) is completed in the Booch Sand but is not fully equipped. The well would require rods, tubing, rod pump and an electric motor plus wiring to activate. The Booch formation typically makes light sweet crude. The well has potential to make 1-2 BOPD but would require additional capital to reactivate.

•	Burke Lease – 40 Acres in Okmulgee County

The Burke lease has three shallow oil wells plus a tank battery that are all in production, making 1-2 BOPD plus salt water. Two Burke wells were recently reworked, and the rod pumps were rebuilt. The operator plans to continue treating the Burke lease quarterly to maintain production levels.

•	Preston Lease – 80 Acres in Okmulgee County

The Preston lease has three shallow oil wells plus a tank battery which are all operational, making 1.5-2 BOPD plus salt water. One Preston well was reworked recently, and the rod pump was rebuilt. One of the pump jacks at Preston has had some temporary remedial work done recently though it will need additional repairs in the future. The operator plans to continue treating the Preston lease quarterly to maintain production levels.

Salt water from Preston and Burke is hauled off remotely once or twice monthly. There is a disposal well across the street from the leases that could possibly be activated in due course with the aim of eventually eliminating water hauling costs.

•	Goldner Lease – 160 Acres in Okmulgee County

The Goldner lease has three shallow oil wells plus a tank battery. Two oil wells are completed in the Booch Sand formation and are operational, making 2-4 BOPD, plus a small amount of salt water. Goldner production levels tend to be affected by an adjacent lease, and if the lease next door is actively pumping production at Goldner tends to increase.

There is an idle well at Goldner with a partial pump jack installed. The cost to activate the well would run between $10,000 to $15,000 with unknown potential.

The operator recently treated the Goldner lease and production temporarily increased to 14 BOPD within the first 18 hours, so the plan is to continue treating the lease at least quarterly to stimulate them for optimal performance.

•	Peavler Lease – 80 Acres in Okmulgee County

The Peavler lease has seven shallow oil wells, a tank battery, and an injection well with tanks. All seven wells are currently in production on timers, making an aggregate 1-3 BOPD, though the lease has produced at greater levels previously. Production has fluctuated quite a bit, and the operator is working to understand the optimum methods to produce Peavler.

Peavler #7 recently had the pump jack replaced. One well at Peavler was recently reworked and the rod pump was rebuilt. Peavler has a permitted water injection well to dispose of salt water, and water from our neighboring leases is occasionally hauled there in an effort to minimize disposal fees. The operator plans to treat the lease at least quarterly in an effort to optimize production levels.

•	Anthony Lease – 70 Acres in Muskogee County

This lease has three oil wells on site with pump jacks and oil and water tanks and all wells are operational. The lease makes .75-2 BOPD plus salt water with some minimal gas, but there is no gas meter currently hooked up on site. The Anthony #2 well needs further maintenance work including the rebuilding of the rod pump.

•	Calley Lease – 40 Acres in Okmulgee County

The Calley lease has one gas well with a pump jack and a 50-barrel oil tank. It is currently not in operation. Work is underway replacing and patching flow lines. The Calley lease was free-flowing a small quantity of gas to the sale meter prior to the flow lines needing repairs. The lease requires further evaluation.

•	Abbey Lease – 40 Acres in Okmulgee County

The Abbey lease has two oil and gas wells with pump jacks, a large tank battery with a gun barrel and an oil and gas separator. The two wells at Abbey are currently not in operation due to electrical and flow lines requiring repairs which are underway. The Abbey lease was free-flowing a small amount of gas to the sale meter prior to the repairs. Stimulation treatments may be necessary to achieve the desired outcomes.

•	Duffy Lease – 40 Acres in Okmulgee County

The Duffy lease has three oil and gas wells on pump jack, a tank battery, a gun barrel and an oil/gas separator. The flow lines and wiring at Duffy were damaged and require repairs, so the lease has not been in operation on any consistent basis. The Duffy lease was free-flowing a small amount of gas to the sale meter prior to the flow lines damage.

One gas well at Duffy is charged with a significant amount of gas and has made some oil as there is old oil in the tank battery. We are in the process of replacing all the flow lines and wiring at Duffy and burying the lines by trenching.

25% Working Interest

•	Hollingsworth Lease – 80 Acres in Okmulgee County

This lease has an oil well on site that is currently idle. Additionally, there is a pump jack and oil and water tanks on site. The lease requires further evaluation.

Pursuant to the new additional Joint Venture Agreement, the Company has also acquired a 50% joint venture interest in the following leases:

•	Shanks Lease – 160 Acres in Okmulgee County

This lease has three oil wells on site and is partially in production. Two of the wells are currently producing oil. Additionally, there are pump jacks and oil and water tanks. Some ongoing maintenance is planned to bring all wells active. The third well has been down for an extended period as replacement parts are being fabricated for the older pump jack.

•	Waldrip Lease – 80 Acres in Okmulgee County

This lease has an oil and gas well on site that is currently idle. Additionally, there is a pump jack and oil tank on site. The lease requires further evaluation.

•	Circle V Lease – 236 Acres in Okmulgee County

This lease has two oil and gas wells on site that are currently idle. Additionally, there is a pump jack and oil tank on site. There are some ongoing maintenance issues with the functionality of the pump jack and other equipment on the wells which require sourcing parts and what appears to be minimal upgrading. On completion of this, the plan is to bring the wells active. Additionally, stimulation treatments may be necessary here to achieve the desired outcomes.

•	Hessom Lease – 183 Acres in Okmulgee County

This lease has an oil and gas well on site that is currently idle. Additionally, there is a pump jack and oil tank on site. The lease requires further evaluation.

•	Chastain Lease – 80 Acres in Okmulgee County

This lease has two oil and gas wells on site that are currently idle. Additionally, there is a pump jack and oil tank on site. There are some ongoing maintenance issues with the functionality of the pump jack and other equipment on the wells which require sourcing parts and what appears to be minimal upgrading. On completion of this, the plan is to bring the wells active. Additionally, stimulation treatments may be necessary here to achieve the desired outcomes.

The Company, through its joint venture partner Blackrock has been reworking and rehabilitating these leases. In the fiscal year ended June 30, 2022, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $51,502. Work continues on the properties to bring more wells into production mode and to continue efforts to optimize production. Oil from the Joint Venture is hauled and sold to a locally licensed First Purchaser in Oklahoma with over 40 years of oilfield experience. Natural gas is sold via pipeline to a local subsidiary of Enerfin Resources, a privately held midstream natural gas and crude company based in Houston, Texas, that was founded in 1986. The land owner royalties on these leases derived from gross revenue production varies from 12.5% to 23.5%. State production tax on oil sales is 7%.

Our existing wells on these leases encompass various oil and gas zones, generally ranging from 600 feet depth to approximately 2,200 feet. The majority of our wells are drilled down to either the Sonora or the Booch Sands formations. The Sonora occurs at approximately 600 feet and the Booch Sands at 1,000 feet. On the Chain, Anthony, Calley, Abby and Duffy leases most of the wells are drilled to the Dutcher zone, which ranges from 1,400 to 2,000 feet. Calley and Abby both have wells in the Cromwell zone, which extends to a depth of 2,200 feet.

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. Through June 30, 2022 such additional expenditures aggregate to approximately $90,000. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells.

The Company has entered into an operating agreement covering the Vitt Lease with Petron Oil and Gas LLC (“Petron”), pursuant to which Petron will handle the reworking of the existing wells and other day to day operations at the lease. Under the operating agreement, the company has fulfilled its initial commitment for expenditures to rework the existing wells and to cover operator costs and expenses of at least $50,000. Under the agreement, J & S McCoy Enterprises and Earnest Ashlock, who is the principal of Petron, together will retain a 15% Net Revenue Interest in the Vitt Lease. Upon the lease becoming operational again, it is anticipated that the parties will contribute capital costs in accordance with their percentage working interest, of which Okmin’s working interest is 85.8571428571%. The remaining 12.5% Net Revenue Interest of the lease reverts back to the landowners.

This lease currently has fifteen wells on site, nine producer wells, two idle wells that require further evaluation and four injection wells. These are shallow wells drilled down to the Bartlesville zone at a depth of 525 feet. Following initial rework activities, seven of the oil wells are functional and two require additional reworking. We anticipate further treating these wells to enhance their production. One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease, a nominal amount of oil has been sold from it contributing approximately $5,300 to revenues in the fiscal year ended June 30, 2022.

West Sheppard Pool Field in North East Oklahoma

On August 31, 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a 1,930 acre series of leases located in Okmulgee County, Oklahoma. Blackrock had originally entered into a separate option agreement to acquire a majority working interest from a third party. The Field has historically been focused on natural gas production. The 24 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. There are several zones that are believed to exist or have been encountered have not been tested as to oil and gas production.

On November 29, 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% working interest in the West Sheppard Pool Field at a cost of $150,000 in cash of which a $5,000 non-refundable deposit had already been made. Blackrock retains the remaining 50% working interest. The Company will further need to expend an unspecified additional amount of capital towards equipment and reworking the field as it reasonably determines. Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $500 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $75,000, thereafter, the parties shall equally split the income.

Upon acquiring the leases, the operator began to assess the inventory of wells and equipment on site. As of June 30, 2022, we have expended approximately $21,000 on equipment and operations. We anticipate acquiring additional equipment in order to improve the flow lines, water congestion issues and electronic metering. After initially repairing some valves on site, there has been minimal gas flow between 25 to 50 thousand cubic feet per day (“MCFD”) and some additional work will be required. The plan is to open up as many connected wells as we can and purge the water in the flow lines. The next phase underway involves trenching and laying up to 3 miles of 2" flow line with associated valve requirements.

Pushmataha County – South East Oklahoma

On December 29, 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire 50% of Blackrock’s interests in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92%-100% in the existing wells and lease acreage from a third party. In connection with the acquisition, the Company expended approximately $253,000 in cash of which a $5,000 non-refundable deposit had already been made.

Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $1,000 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $125,000, thereafter, the parties shall equally split the income.

The Company has a 50% ownership interest in the Joint Venture with Blackrock. The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

The Pushmataha Gas Field has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were temporarily inactive since 2019 due to line leaks and lower gas prices, though in April 2021 these wells were put back online and have produced between 100-300 MCFD. The wells have all been shut in at the present time, as the operator awaits repairs to a gas leak by the pipeline owner to the pipeline gathering system. During the downtime, the operator is working with one of the landowners to clarify some potentially outstanding royalty payments which may be owed by the prior project owner in connection with three of the wells on site. As the operator develops its plan to resume and improve production on the leases, the Company has committed to further expend an unspecified additional amount of capital toward reworking the field as it reasonably determines. At this stage the Company anticipates short term expenditures to be between $100,000 and $200,000, though there can be no guarantee that such amount will be sufficient or what results will ultimately be achieved.

Beyond this, the operator believes with additional reworking and recompletion efforts it can further increase the production potential of this field. The previous operator acquired well log data that is presently being analyzed to determine at what zones additional production may occur.  The well logs could indicate zones that have potential but there is no guarantee that they will produce at commercial rates until tested.

We believe that there could be much potential in the further development of this project. Newer modern day technologies, such as completion techniques and various reservoir stimulations could also have an important impact on the economics for this asset.

The following table details the Company’s net oil and gas production by project in fiscal 2022 ended June 30, 2022.

Net Oil and Gas Production by Project For the fiscal year ended June 30, 2022

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	616	68.39	80.16	2,183	0.78	0.92	51,502

Pushmataha	—	—	—	4,722	3.57	5.95	28,110

West Sheppard	—	—	—	2,545	2.95	2.71	6,907

Vitt Lease	56	142.86	95.69	—	—	—	5,319

The acreage of each of our projects as of June 30, 2022 is included in the following table.

	Total Acreage		Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	1,529	764.5	1,529	764.5	—	—

Pushmataha	3,840	1,920	3,840	1,920	—	—

West Sheppard	1,930	965	360	180	1,570	785

Vitt Lease	160	137	40	34.25	120	102.75

Total	7,459	3,786.5	5,769	2,898.75	1,690	887.75

The following table details the current classification of all existing wells on each of our projects as of June 30, 2022.

	Total Wells (producing and idle)		Producing Oil Wells		Producing Natural Gas Wells
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	45	22.5	21	10.5	4	2

Pushmataha	7	3.5	—	—	7	3.5

West Sheppard	24	12	—	—	6	3

Vitt Lease	11	9.4	9	7.7	—	—

Total	87	47.4	30	18.2	17	8.5

To date, Okmin has focused on reworking currently producing wells and upgrading the infrastructure on its four projects. The Company believes there is considerable potential to increase production on each of the projects and is currently evaluating multiple methods. The recent rise in oil and gas commodity prices and current Federal restrictions on new oil and gas leases on Federal land has significantly improved the economics and attractiveness of older fields on private land. Each of the projects has largely been without any notable work or investment expenditures in a number of years, and existing well spacing on most of the projects is considerably less than currently allowed which would permit infill drilling into much of the acreage classified as developed. In addition to the current reworking and reactivation of existing wells, the Company and its consultants are evaluating a number of potential work programs to increase production. These include:

•	Recompletion of wells into additional known hydrocarbon zones;
•	Deepening wells;
•	Stimulating reservoirs utilizing modern techniques;
•	Infill drilling within the current permittable spacing;
•	New drilling on undeveloped portions of the leases.

During the next fiscal year, the Company anticipates expenditures in connection with existing projects to be a minimum of $300,000, though subject to adequate financing being available to it, this amount would more likely be approximately $500,000. In the case of minimum expenditures, $100,000 would be designated for work at Pushmataha, and $100,000 at West Sheppard Pool. An additional $50,000 designated for the Blackrock Joint Venture and up to $50,000 for the Vitt lease in Kansas. If the Company is successful in raising $500,000 for the work programs, $200,000 would be designated for work at Pushmataha, $100,000 at West Sheppard Pool, up to $100,000 at the Blackrock Joint Venture, and up to $50,000 at Vitt, with the remaining funds to be allocated as needed.

There is no guarantee that such allocations will occur in full. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations and will have a significant negative effect on our operations and financial condition.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of June 30, 2022, there was no public market for the Company’s common stock.

Beginning in September 2022, our common stock was approved for trading on the OTCQB under the “OKMN” trading symbol. Any OTCQB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

We are currently in the process of applying for DTC deposit eligibility for our common stock, which, upon completion, we expect should facilitate greater liquidity for our stock.

Holders

The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, NY 11598. Their phone number is (212) 828-8436, and their website is www.vstocktransfer.com.

Based upon the records of the Company’s transfer agent, the number of holders of record of our common stock as of June 30, 2022 was 67.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities During Fiscal 2022

During the fiscal year ended June 30, 2022, the Company issued the following shares in unregistered transactions without the participation of any broker-dealer or underwriter:

Date		Description	Number of Shares Purchased / Principal Amount of Convertible Note	Purchaser	Proceeds ($)	Consideration	Exemption
September 2021	(a)	Common Stock	80,000	Consultant	$Nil	Services	Sec. 4(a)(2)
October 2021	(b)	Common Stock	11,540,000	Investors	$288,500	Placement	Sec. 4(a)(2)
November 2021	(c)	Convertible Note Common Stock	$231,000 1,250,000	Investor	$231,000	Placement	Sec. 4(a)(2)
March 2022	(d)	Common Stock	1,280,000	Consultants	$Nil	Services	Sec. 4(a)(2)
April 2022	(e)	Common Stock	4,000,000	Investors	$100,000	Placement	Sec. 4(a)(2)

(a)	On September 30, 2021, the board of directors approved the issuance of 80,000 shares of common stock in lieu of a cash payment of $2,000 in consideration of accounting services.
(b)	In October 2021, the Company completed a private placement to raise $500,000 initiated in the previous fiscal year. 11,540,000 shares of common stock were issued in the fiscal year ended June 30, 2022.
(c)	On November 22, 2021, the Company issued a $231,000 convertible note and 1,250,000 shares of common stock to an investor and recorded a non-cash expense of $31,250 in connection with such financing. The note is convertible into shares of the Company’s common stock at a conversion price of $0.03 per preferred share plus one warrant to buy common stock at an exercise price of $0.03 per share for every three shares of common stock issued on conversion of the note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmatah Gas Field toward the payment and performance of the note.
(d)	On March 31, 2022, the Company issued 1,200,000 shares of common stock to a corporate and investor relations consultant at a deemed value of $30,000 and a further 80,000 shares of common stock for website services at a deemed value of $2,000.
(e)	On April 26, 2022, the Company issued 4,000,000 shares of common stock to two individuals in a private placement for proceeds of $100,000.

With respect to sales designated in the table by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention was to acquire the shares for investment only and not with a view toward distribution.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources Inc. and its subsidiaries (“Okmin” or the “Company”) as of June 30, 2022 should be read in conjunction with our audited financial statements and the notes to those audited financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Note on COVID- 19

The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying with health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

Overview

Okmin Resources Inc. was organized near the end of 2020 to engage in the business of the acquisition, exploration and development of mineral rights and natural resource assets.

As a development stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, investing in lower profile rework and recompletion opportunities with lower entry costs. The company's initial projects are located in Oklahoma and Kansas.

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC incorporated on May 25th, 2021 in the State of Kansas and Okmin Energy LLC, incorporated on November 21st, 2021 in the State of Oklahoma.

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma
2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas
3)	A 50% joint venture interest in West Sheppard Pool, a natural gas project in North East Oklahoma
4)	A 50% joint venture interest in Pushmataha, a natural gas project in South East Oklahoma.

The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the fiscal year ended June 30, 2022, our share of the joint venture recorded revenues of $51,502 from oil and gas sales, predominantly oil.

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine active oil wells, two idle wells and four water injection wells. As of June 30, 2022, additional expenditures beyond the purchase were approximately $90,000. Since we acquired the lease, a nominal amount of oil has been sold from it contributing approximately $5,300 to revenues in the fiscal year ended June 30, 2022.

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. As of the Company’s fiscal year end on June 30, 2022, approximately $21,000 of additional expenditures had been made on equipment and field work. Beyond that there is potential to further develop the project. The 24 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator has begun to assess the inventory of wells and equipment on site. Initial work is focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, there has been minimal gas flow between 25 to 50 MCFD, and additional work is ongoing. The plan is to open up as many connected wells as we can and purge the water in the flow lines. The project will also require trenching to lay up to 3 miles of flow line with associated valve requirements. Since acquiring an interest in the project, we have recorded revenues from gas sales in the amount of $6,907 through June 30, 2022.

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire 50% of Blackrock’s interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92%-100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash. Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $1,000 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $125,000, thereafter, the parties shall equally split the income.

The Company has a 50% ownership interest in the Joint Venture with Blackrock. The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were temporarily inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through June 30, 2022, we have recorded $28,110 in revenues from gas sales at the project since becoming involved with it. Earlier this year, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. As the operator develops its plan to resume and improve production on the leases, the Company has committed to further expend an unspecified additional amount of capital toward reworking the field as it reasonably determines. At this stage the Company anticipates its next phase of such expenditure to be between $100,000 to $200,000, though there can be no guarantee that such amount will be sufficient or what results it will achieve. The operator believes with additional reworking and recompletion efforts it can further optimize the production potential of this field. Newer modern day technologies could also have an important impact on the economics for this asset.

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

Results of Operations

Fiscal Years ended June 30, 2022 and 2021

Revenue

We generated $91,838 in revenue from oil and gas sales for the fiscal year ended June 30, 2022, as compared to $4,881 in revenues for the fiscal year ended June 30, 2021. The increase in revenue is attributable to commencing rework operations and improvements on the Blackrock Joint Venture leases over the past twelve months and the acquisition of additional income producing projects during the course of the year. Additionally, revenues were nominal in the fiscal year ended June 30, 2021 being that the Company was only formed in December 2020 and was in its formative stages. Costs of revenues were $90,001 in the year ended June 30, 2022 versus a nominal $352 for the year ended June 30, 2021 as the Company started contributing operating expenses across all of its projects and encountered increased overheads as operations began to develop across all these projects, three of them, which were only acquired in the fiscal year ended June 30, 2022.

General and Administrative Expense

General and administrative expenses increased to $236,206 for the year ended June 30, 2022 of which approximately $65,250 was common stock issued in lieu of cash for services and financing expenses. This is compared to $76,451 for the year ended June 30, 2021. This increase is primarily attributable to the Company moving from its formative stages into initial operations and therefore incurring expenses primarily for payroll, lease operating expenses, professional fees, interest and other general administrative expenses necessary for our operations.

Net Loss

The net loss for the year ended June 30, 2022 was $234,369 compared to a net loss of $71,921 for the year ended June 30, 2021.  The Expenses during the period ended June 30, 2022, included: compensation $54,000 in cash and $54,000 accrued compensation, lease operating expenses including taxes and royalties of $87,859, interest of $13,385 and professional fees of $40,773. The net loss also includes non-cash items including $31,250 of stock issued in connection with financing costs and $34,000 of stock issued for services. Additionally, the Company incurred additional expenses as it prepared to transition to a publicly traded company.

The Expenses during the period ended June 30, 2021, predominantly included: $62,500 to consultants, $5,000 compensation and some nominal general operating expenses, as the Company was establishing itself in its formative stages.

Net cash from investing activities

In the year ended June 30, 2022, cash expended on investing activities of $556,007 was predominantly in connection with the acquisition costs and initial expenditures in connection with the Company’s interests in the Vitt, West Sheppard Pool and Pushmataha leases. Additionally, it included ongoing rework expenses at the original Blackrock Joint Venture. In the corresponding year ended June 30, 2021, this amount was only $100,000 and represented acquiring an interest in the Blackrock joint venture, there were no other projects at this time.

Net cash from financing

Net cash from financing activities in the year ended June 30, 2022 totaled $678,010, which was predominantly comprised of private placements of equity securities during the year and a convertible note agreement entered into in November 2021, pursuant to which we raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmatah Gas Field toward the payment and performance of the note. As of June 30, 2022, the Company had a remaining balance of $219,260 on the note and outstanding interest of $13,385. In the previous year ended June 30, 2021 net cash from financing activities of $459,500 was predominantly comprised of earlier seed funding into the company during its formative stages and a private placement of equity securities.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2022, we had total assets of $899,911, comprised primarily of cash of $214,307, production revenue receivable of $29,430, oil and gas properties of $656,077 and other assets of $96. As at March 31, 2022, we had total liabilities of $287,951, primarily comprised of convertible debt and related interest payable of $232,645, accounts payable of $1,306 and accrued compensation expenses of $54,000.

The Company had a net loss of $234,369 for the year ended June 30, 2022 and an accumulated deficit of $306,290. As at June 30, 2022, we had working capital of approximately $188,431. We are still a development stage company and to date we have only achieved limited revenues from operations and anticipate that operating revenues will continue to be limited until the Company is in a position to commit substantial capital resources to its operations.

In the 2023 fiscal year, the Company anticipates cash needs of at least a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and a minimum of $300,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities.

To date, we have funded our operations primarily through private sales of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the 2023 fiscal year, such capital requirements and the requirements for our planned ongoing activities is greater than the capital we currently have available. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. Our most likely source of additional capital is through the sale of our securities, including common stock. We may also obtain capital through the sale of preferred stock or convertible securities, or through debt financing. If we are unable to obtain additional financing it would have a material adverse effect upon our business, financial condition and results of operations, including negatively affecting our ability to complete ongoing activities and which could cause us to curtail or cease certain of our operations.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Recently Issued Accounting Pronouncements

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Going Concern Qualification

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a net loss of $234,369 for the year ended June 30, 2022 and an accumulated deficit of $306,290 as of the same date. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $188,431 as at June 30, 2022. In the 2023 fiscal year, the Company anticipates cash needs of a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and a minimum of $300,000 for operations and continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the other information required by this Item can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

At the end of the period covered by this Annual Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. We identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Material Weaknesses and Corrective Actions

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2022:

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	We lack an audit committee of our board of directors; and

●	We have insufficient monitoring and review of controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

Name	Age	Position with the Company

Thomas Lapinski	78	Executive Chairman, Director
Jonathan Herzog	51	President, Chief Executive Officer, Chief Financial Officer, Secretary

Thomas Lapinski – Mr. Lapinski has been the Chairman and a Director of Okmin Resources, Inc. since its inception in December 2020. He was a founder and Chief Executive Officer of Torchlight Energy, Inc from 2010 through 2015. From 2002 to the present, he has engaged in consulting work on evaluating exploration, acquisition and re-development opportunities in the Rocky Mountain Region, Texas Gulf Coast, Mid-Continent, the Middle East, and South America. From September 1996 to June 2002, Mr. Lapinski served as President of Stephens Energy International. Prior to that, he spent over 30 years in senior positions with Amoco Corporation. His expertise is in project evaluations, operations management and strategic planning with experience throughout the Rocky Mountain region, Alaska, U.S. mid-continent, the U.S. Gulf Coast and international arenas. With Amoco, he has held numerous positions, including Division Geophysicist for Rocky Mountain Area, Regional Geophysicist for Africa and the Middle East, Exploration Manager for North and West Africa, President-Amoco Morocco, President-Amoco Turkey, General Manager-Amoco Kenya, Exploration Manager Gulf Coast, Regional Exploration Manager for Southern and Eastern U.S. and Manager for Resource and Business Development in Southern Rocky Mountain Area. He also spent time on a special project for the Chairman of Amoco on key strategic planning issues where he was responsible for long-term monetization of Amoco’s North American asset base. Mr. Lapinski received a degree in Geophysical Engineering from the Colorado School of Mines in 1966.

We appointed Mr. Lapinski a member of the Board of Directors based on his knowledge and experience in the oil and gas industry. His ability to identify and evaluate opportunities is an important part of our continued success.

Jonathan D. Herzog - Mr. Herzog has been a Director and the President and Chief Executive Officer of Okmin Resources, Inc. since its inception in December 2020. He has over 25 years of corporate and senior management experience. During the past five years Mr. Herzog has served as an executive officer and director of Chabad of the Valley, a non-profit umbrella organization in Los Angeles, which oversees multiple community centers and many charitable and social service programs. Additionally, during this time, Mr. Herzog has been self-employed as a corporate and investor relations consultant for both private and public companies. From 2015 to 2016 Mr. Herzog served as President and a Director of Intelligent Buying, Inc. From 1995 to 1999 Mr. Herzog was a licensed Securities Dealer and Designated Trading Representative at Bell Securities Limited (now known as Bell Potter Securities), a member firm of the Australian Stock Exchange. In 2002, Herzog relocated to the United States and served as the President of Avenue Energy, Inc., achieving the transition from newly formed oil and gas exploration company to an oil producer in 2003. Mr. Herzog also served as a Director on the Board of various other companies including: Avenue Group and its subsidiary companies, Bickhams Media and VideoDome Networks, which were acquired by ROO Group, Inc in 2004. Mr. Herzog was a Fellow of the Australian Institute of Company Directors from 1993 to 2011. He holds a Bachelors Degree in Economics from Monash University in Melbourne, Australia.

Directors hold office until the next annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office at the pleasure of the Board, and are subject to removal at any time by the Board.

Family Relationships

There is no family relationship between the individuals serving as executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of the persons serving as our executive officers and directors has been the subject of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Reg. S-K: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or any criminal proceedings in which the person is a named subject (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; or (e) any sanction or order of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or other organization that has disciplinary authority over its members or persons associated with a member. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the Company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended June 30, 2022, have been fulfilled with the following exceptions:

During the fiscal year ended June 30, 2022, Thomas Lapinski and Jonathan Herzog each filed a Form 3 with the SEC 14 days late after the Company’s Form 10 registration statement became effective. Inadvertently, a Form 3 was not filed when required by the Aharonoff Family Trust or by Roy Mansano. The Company intends to assist these stockholders in promptly filing Form 3.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company does not currently have an “audit committee financial expert” within the meaning of Item 401(h)(1) of Reg. S-K serving on the Board. To date the Company has not identified any potential candidate to serve on the Board who would qualify as an audit committee financial expert.

Code of Ethics

As a recently registered reporting company under the Exchange Act, the Company has not yet adopted a code of ethics as contemplated by Item 406 of Reg. S-K that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

With the exception of the Company’s President, Chief Executive Officer and Chief Financial Officer, Jonathan Herzog, as detailed below, Okmin has not paid compensation to its executive officers. To date, the Company also has not paid any compensation to directors for their service as such.

In connection with the formation of the Company, 5,000,000 shares of the Company’s Series A preferred stock were designated and later subsequently issued to Mr. Herzog at a deemed value of $0.001 per share with no cash consideration in lieu of work performed in organizing the corporation. Each share of Series A preferred stock has voting rights of ten votes per share, though it is not entitled to receive dividends. Additionally, each share of Series A preferred stock may be converted at $0.01 per preferred share into ten shares of common stock.

From inception through October 2021, the Company paid no cash compensation to any Officer or Director for their service as such. Commencing as of November 1, 2021, the Company agreed to compensate Mr. Herzog with $6,750 per month in cash compensation, together with a further $6,750 monthly to be accrued and deferred until management determines that the Company is in a position to make such payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms as President, Chief Executive Officer and Chief Financial Officer. As of the fiscal year ended June 30, 2022, the Company has accrued $54,000 in outstanding compensation. Such accrued amounts may be paid in cash or may be paid through the issuance of common stock or preferred stock in lieu of cash payments.

Summary Compensation Table

Name and principal position	Year	Salary Paid in Cash	Salary Accrued	Other Compensation	Total Compensation

Jonathan Herzog,	2022	$54,000	$54,000	$—	$108,000
President, CEO and CFO	2021	—	—	5,000	5,000

Thomas Lapinski,	2022	$—	$—	$—	$—
Chairman	2021	—	—	—	—

“Other Compensation” for Jonathan Herzog in 2021 was the issuance 5,000,000 shares of Series A preferred stock for work performed in organizing the corporation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting stock as of September 20, 2022 by the following:

●	each stockholder known by us to beneficially own more than 5% of our common stock,

●	Jonathan Herzog, our President, Chief Executive Officer and Chief Financial Officer,

●	each of our directors, and

●	all directors and executive officers as a group.

There are 100,430,000 shares of our common stock and 5,000,000 shares of Series A preferred stock issued and outstanding as of September 20, 2022. The Company does not have any other class of equity securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock and Series A preferred stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, for example, by exercising outstanding warrants or by converting outstanding Series A preferred stock or outstanding convertible debt. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

23

Shareholdings of all Officers and Directors and greater than 5% holders

As of September 20, 2022 (1)

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner	Shares		% of Class	Shares	% of Class
Jonathan Herzog	80,000,000	(2)	53.2%	5,000,000	100%
Thomas Lapinski	20,200,000	(3)	20.1%	—	—
Roy Mansano	13,994,889	(4)	12.7%
Aharonoff Family Trust	12,500,000	(5)	12.5%	—	—
Shmuel Naparstek	5,200,000		5.2%	—	—
All officers and directors as a group (2 persons)	100,200,000	(2),(3)	66.6%	5,000,000	100%

(1)	Based on 100,430,000 shares of common stock and 5,000,000 shares of Series A preferred stock outstanding, and all convertible debt and warrants exercisable within 60 days.
(2)	Includes 30,000,000 shares of common stock and 50,000,000 shares of common stock that Mr. Herzog may acquire upon conversion of outstanding shares of Series A preferred stock. Each share of Series A preferred stock may be converted at $0.01 per preferred share into 10 shares of common stock. Each share of Series A preferred stock also has voting rights of ten votes per share, which gives Mr. Herzog a total of 80,000,000 votes, or 53% of the voting power based on 100,430,000 shares of common stock issued and outstanding.
(3)	Includes 200,000 shares beneficially owned by Judy Lapinski, the spouse of Thomas Lapinski.
(4)	Includes 3,000,000 shares of common stock owned directly by Mr. Mansano plus the following additional shares owned indirectly by Mr. Mansano through a private company he controls: 1,250,000 shares of common stock, 7,308,667 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Company’s convertible note held by Mr. Mansano (the “Convertible Note”), and 2,436,222 shares of common stock issuable upon exercise of the warrants that would be issued upon full conversion of the Convertible Note.
(5)	Voting and investment power of the Aharonoff Family Trust is held by Daniel and Vardit Aharonoff.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth above, there have been no transactions, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On that basis, neither Mr. Herzog nor Mr. Lapinski would be considered independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth information regarding the amount billed to us by our independent auditor, BF BORGER, for our two fiscal years ended June 30, 2022 and 2021, respectively:

	Fiscal Year Ended June 30,
	2022	2021

Audit fees	$19,760	$8,640
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$19,760	$8,640

Audit Fees: Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

24

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Articles of Incorporation				Filed
3.2	Amendment to Articles of Incorporation dated October 15, 2021, including Certificate of Designation – Series A Preferred Stock				Filed
3.3	Bylaws	10-12G	12-29-21	3.2
4.1	Description of Common Stock				Filed
10.1	Joint Venture Agreement between Blackrock Energy, LLC and Okmin Resources, Inc.	10-12G	12-29-21	10.1
10.2	Agreement for Vitt Lease	10-12G	12-29-21	10.2
10.3	Joint Venture Agreement – West Sheppard Pool Field between Blackrock Energy, LLC and Okmin Energy LLC	10-12G	12-29-21	10.3
10.4	Convertible Note and Security Agreement	10-12G	12-29-21	10.4
10.5	Pushmataha Joint Venture Agreement between Blackrock Energy, LLC and Okmin Energy LLC	10-12G/A	2-10-22	10.5
21.1	Subsidiaries of the Company				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2022

Okmin Resources, Inc.

By:	/s/ Jonathan Herzog
Jonathan Herzog
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Herzog	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 23, 2022
Jonathan Herzog

/s/ Thomas Lapinski	Chairman and Director	September 23, 2022
Thomas Lapinski

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Okmin Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Okmin Resources, Inc. (the "Company") as of June 30, 2022 and June 30, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the period December 18, 2020 (Inception) through June 30, 2021 and through June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and June 30, 2021, and the results of its operations and its cash flows for the period December 18, 2020 (Inception) through June 30, 2021 and through June 30, 2022, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

September 23, 2022

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$214,307	$275,572
Production revenue receivable	29,430	0
Prepaid expenses	0	25,000
Total current assets	243,737	300,572

Oil and gas properties, net	528,622	0
Black Rock Joint Venture	127,455	100,000
Other assets and restricted cash	96	96
Total noncurrent assets	656,173	100,096

TOTAL ASSETS	$899,910	$400,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,306	$8,089
Accrued liabilities	54,000	5,000
Total current liabilities	55,306	13,089

Long term liabilities:
Accrued interest payable	13,385	0
Note payable	219,260	0

Total liabilities	287,951	13,089

Commitments and contingencies	—	—

Stockholder's Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding at June 30, 2022 and 2021, respectively	500	—
Common stock, $0.0001 par value, 750,000,000 shares authorized, 100,430,000 and 82,280,000 issued and outstanding at June 30,2022 and 2021, respectively	10,043	8,228
Additional paid-in capital	907,707	451,272
Accumulated deficit	(306,290)	(71,921)
Total stockholder’s equity	611,960	387,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,911	$400,668

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	For the period December 18, 2020 (Inception)
	Ended	to
	June 30, 2022	June 30, 2021
Revenue
Oil and gas sales	$91,838	$4,881

Cost of revenue	90,001	352
Gross profit	$1,837	$4,530

Operating expenses:
General and administrative expense	236,206	76,451

Total operating expenses	$236,206	$76,451

Loss from operations	$(234,369)	$(71,921)

Loss before taxes	(234,369)	(71,921)

Provision for income taxes	—	—

Net loss	$(234,369)	$(71,921)

Net income (loss) per share
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic	94,058,931	69,434,742
Diluted	136,420,733	69,434,742

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2022 and 2021

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	—	$—	82,280,000	$8,228	$451,272	$(71,921)	$387,579
Shares issued for cash			9,740,000	974	242,526		243,500
Shares issued for services			80,000	8	1,992		2,000
Net income		—				4,585	4,585
Balance, September 30, 2021	—	$—	92,100,000	$9,210	$695,790	$(67,336)	$637,664
Shares issued for cash	—	—	1,800,000	180	44,820	—	45,000
Shares issued for services	5,000,000	500	—	—	4,500	—	5,000
Shares used for financing (Note 9)	—	—	1,250,000	125	31,125	—	31,250
Net loss		—				(64,917)	(64,917)
Balance, December 31, 2021	5,000,000	$500	95,150,000	$9,515	$776,235	$(132,253)	$653,997
Shares issued for services	—	—	1,280,000	128	31,872	—	32,000
Net loss	—	—	—	—	—	(89,400)	(89,400)
Balance March 31, 2022	5,000,000	$500	96,430,000	$9,643	$808,107	$(221,653)	$596,597
Shares issued cash			4,000,000	400	99,600		100,000
Net loss		—				(84,637)	(84,637)
Balance, June 30, 2022	5,000,000	500	100,430,000	10,043	907,707	(306,290)	611,960

Balance, December 18, 2020 (Inception)	—	$—	$—	$—	$—	$—	$—
Shares issued for cash	—	—	77,160,000	7,716	386,284	—	394,000
Shares issued for services			5,120,000	5,120	64,980	—	65,500
Net loss		—				(71,921)	(71,921)
Balance, June 30, 2021	—		82,280,000	8,228	451,272	(71,921)	387,579

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year	For the period December 18, 2020 (Inception)
	Ended	to
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net loss	$(234,369)	$(71,921)
Adjustments to reconcile net loss to net cash from operations:
Accrued Product Sale (O&G)	—	—
Prepaid Deposit	25,000	(25,000)
Security Deposit	—	(96)
Production revenue receivable	(29,430)	—
Accounts payable and accrued liabilities	55,601	13,089
Net cash from operating activities	(183,198)	(83,928)

Cash Flows From Investing Activities
Blackrock Joint Venture	(27,455)	(100,000)
Pushmataha Lease	(260,026)	—
Sheppard Pool Gas Project	(163,726)	—
Vitt lease-Kansas	(28,729)	—
Vitt lease-Kansas: Intangible Assets	(64,099)	—
Vitt lease-Kansas: Tangible Assets	(14,050)	—
Vitt lease-Kansas: Tangible Assets Depreciation	2,008	—
Net cash from investing activities	(556,077)	(100,000)

Cash Flows From Financing Activities
Note Payable	219,260	—
Additional Paid in Capital	456,435	451,272
Common stock issued	—	—
Opening Equity Balance	2,315	8,228
Net cash from financing activities	678,010	459,500

Net change in cash	(61,265)	275,572
Cash - beginning of period	275,572	—
Cash - end of period	$214,307	$275,572

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC incorporated on May 25th, 2021 in the State of Kansas and Okmin Energy LLC, incorporated on November 21st, 2021 in the State of Oklahoma.

The Company has an interest in four projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma
2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas
3)	A 50% joint interest in West Sheppard Pool, a natural gas project in North East Oklahoma
4)	A 50% joint interest in Pushmataha, a natural gas project in South East Oklahoma.

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

The Company’s accounting year end is June 30.

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

The financial statements are presented on a consolidated basis and include all of the accounts of Okmin Resources, Inc and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2022, the Company cash equivalents totaled $214,307.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically an operating loss for the fiscal year end.

The Company has not established significant enough revenues to cover its operating costs. A portion of the required operating expenses will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital by issuing equity securities, which may consist of either capital stock or convertible debt. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Ceiling test

Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12-month period and excludes future cash outflows related to estimated abandonment costs.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of Economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves. Other issues, such as changes in regulatory requirements, technological advances, and other factors which are difficult to predict could also affect estimates of proved reserves in the future. The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

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

3. OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres.

Pursuant to the Joint Venture Agreements, the Company has acquired working interests (“WI”) in the following leases:

50% Working Interest

•	Chain Lease – 160 Acres in Okmulgee County
•	Burke Lease – 40 Acres in Okmulgee County
•	Preston Lease – 80 Acres in Okmulgee County
•	Goldner Lease – 160 Acres in Okmulgee County
•	Peavler Lease – 80 Acres in Okmulgee County
•	Anthony Lease – 70 Acres in Muskogee County
•	Calley Lease – 40 Acres in Okmulgee County
•	Abbey Lease – 40 Acres in Okmulgee County
•	Duffy Lease – 40 Acres in Okmulgee County
•	Shanks Lease - 160 Acres in Okmulgee County
•	Waldrip Lease – 80 Acres in Okmulgee County
•	Circle V Lease – 236 Acres in Okmulgee County
•	Hessom Lease – 183 Acres in Okmulgee County
•	Chastain Lease – 80 Acres in Okmulgee County

25% Working Interest

•	Hollingsworth Lease – 80 Acres in Okmulgee County

There are no proven reserves of any classification in the Blackrock Joint Venture leases.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of June 30, 2022, additional expenditures beyond the purchase totaled $89,878. To date the Company has only received marginal revenue from the project amounting to $5,319.

West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash and has made payments approximating an additional $21,000 as of June 30, 2022 on project expenses and equipment purchases. In the fiscal year ended June 30, 2022, the Company received production revenue was $6,907.

The 24 existing wells on the leases range from 850 feet to 1950 feet in depth with gas production from several zones as their main objective.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash and has made payments of an additional $22,900 as of June 30, 2022 on project expenses and equipment purchases. In the fiscal year ended June 30, 2022, the Company achieved production revenues of $28,110 from this project.

4. REVENUES AND COST OF REVENUES

For the year ended June 30, 2022, the Company had production revenue of $91,838 up from $4,881 in the year ended June 30, 2021. Refer to the table below of production and revenue through June 31, 2022. For the years ended June 30, 2022 and June 30, 2022 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $90,001 and $352 respectively.

July 2020 thru June 2021 | July 2021 through June 2022

	Oil Production	Gas Production
Year	(BBLS)	(MCF)	Oil Revenue	Gas Revenue	Total Revenue

2021	98	809	$4,591	$291	$4,881
2022	667	9,450	54,702	37,136	91,838
TOTAL	765	10,259	$59,292	$37,427	$96,720

5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of over 51% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At June 30, 2022, the Company had 100,430,000 shares of its common stock issued and outstanding.

The Company has issued the following shares for cash pursuant to private placements:

In October 2021, the Company completed a Private Placement of 20,000,000 shares for aggregrate proceeds of $500,000.

On April 26, 2022, the Company issued 4,000,000 common shares to two individuals in a private placement for proceeds of $100,000. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

In the Company’s efforts to conserve limited liquidity, these shares included shares of common stock issued during the fiscal year ending June 30, 2022 in lieu of services or in connection with financing as follows:

On September 30, 2021, the board of directors approved the issuance of 80,000 shares of common stock in lieu of a cash payment of $2,000 in consideration of accounting services.

On November 22, 2021, the Company issued 1,250,000 shares of common stock to a lender in connection with a convertible note financing of $231,000 and recorded a non-cash expense of $31,250 in connection with such financing. (See Note 10)

On March 31, 2022, the Company issued 1,200,000 shares of common stock to a corporate and investor relations consultant in lieu of ongoing services and recorded a non-cash expense of $30,000 and a further 80,000 shares of common stock in lieu of website services, recording a non-cash expense of $2,000.

6. NET LOSS PER COMMON SHARE

A reconciliation of the components of net loss per common share for the years ended June 30, 2022 and 2021 are presented below:

	2022	2021

Net loss	$(234,369)	$(71,921)

Basic weighted average number of common shares outstanding	94,058,931	69,434,742

Effect of dilutive securities
Preferred Stock	50,000,000	—
Convertible Debt	7,700,000	—
Effect of dilutive securities	57,000,000	—

Diluted weighted average number of common shares outstanding	136,420,733	69,434,742

Basic and diluted loss per common share	$(0.02)	$(0.00)

7. STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2022.

8. INCOME TAXES

Net operating loss carry forwards of approximately $306,290 at June 30, 2022 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $64,321 at June 30, 2022.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

9. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $234,369 for the year ended June 30, 2022 and an accumulated deficit of $306,290 as of June 30, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $188,431 as at June 30, 2022. In the upcoming 2023 fiscal year, the Company anticipates cash needs of a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10. CONVERTIBLE NOTE

In November 2021, the Company entered into a convertible note agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. As of June 30, 2022, the Company had an outstanding balance of $219,260 and accrued interest of $13,385 payable on the convertible note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmatah Gas Field toward the payment and performance of the note.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

