Form 10-Q
period 2022-09-30
OKMIN RESOURCES, INC.
filed 2022-11-14
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 000-56381

OKMIN RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	85-4401166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16501 Ventura Blvd., Suite 400, Encino, CA	91436
(Address of Principal Executive Offices)	(Zip Code)

(818) 201-3727
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2022 there were 109,370,000 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

Okmin Resources, Inc.

SIGNATURES	19

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$412,551	$214,307
Production revenue receivable	60,418	29,430
Prepaid expenses	—	—
Total current assets	472,969	243,737

Oil and gas properties, net	538,720	528,622
Black Rock Joint Venture	127,410	127,455
Other assets and restricted cash	96	96
Total noncurrent assets	666,226	656,173

TOTAL ASSETS	$1,139,195	$899,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,712	$1,305
Accrued liabilities	84,250	54,000
Stock issued liability	75,000	—
Total current liabilities	163,962	55,305

Long term liabilities:
Accrued interest payable	18,719	13,385
Note payable	206,135	219,260

Total liabilities	388,816	287,950

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2022 and June 30,2022	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 107,120,000 and 100,430,000, respectively, issued and outstanding at September 30, 2022 and June 30, 2022	10,712	10,043
Additional paid-in capital	1,174,638	907,707
Accumulated deficit	(435,471)	(306,290)
Total stockholders’ equity	750,379	611,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,139,195	$899,910

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Revenue
Oil and gas sales	$42,232	$13,133

Cost of revenue	54,746	943
Gross profit	(12,514)	12,191

Operating expenses:
General and administrative expense	116,667	7,605

Total operating expenses	116,667	7,605

(Loss) income from operations	(129,181)	4,585

(Loss) income before taxes	(129,181)	4,585

Provision for income taxes	—	—

Total net (loss) income	$(129,181)	$4,585

Net income (loss) per share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic	100,572,011	89,013,846
Diluted	158,272,011	89,013,846

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2022	5,000,000	$500	100,430,000	$10,043	$907,707	$(306,290)	$611,960
Shares issued for cash	—	—	6,375,000	638	254,362	—	255,000
Shares issued for services	—	—	315,000	31	12,569	—	12,600
Shares used for financing	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(129,181)	(129,181)
Balance September 30, 2022	5,000,000	$500	107,120,000	$10,712	$1,174,638	$(435,471)	$750,379

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	—	$—	82,280,000	$8,228	$451,272	$(71,921)	$387,579
Shares issued for cash	—	—	9,740,000	974	242,526	—	243,500
Shares issued for services	—	—	80,000	8	1,992	—	2,000
Net income	—	—	—	—	—	4,585	4,585
Balance September 30, 2021	—	$—	92,100,000	$9,210	$695,790	$(67,336)	$637,664

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net (loss) profit	(129,181)	4,585
Adjustments to reconcile net loss to net cash from operations:
Accrued Product Sale (O&G)	(6,818)	—
Prepaid Deposit Kluin Trust acc	—	25,000
Security Deposit	—	—
Production revenue receivable	(24,170)	(8,701)
Accounts payable and accrued liabilities	38,991	(8,089)
Net cash from operating activities	(121,178)	12,796

Cash Flows from Investing Activities
Blackrock Joint Venture	45	—
Pushmataha Lease	(10,689)	—
Sheppard Pool Gas Project	89	(5,000)
Vitt lease-Kansas	—	(28,729)
Vitt lease-Kansas:Intangible Assets	—	(29,900)
Vitt lease-Kansas: Tangible Assets	—	—
Vitt lease-Kansas: Tangible Assets Depreciation	502	—
Net cash from investing activities	(10,053)	(63,629)

Cash Flows from Financing Activities
Note Payable	(13,125)	—
Additional Paid in Capital	266,931	244,518
Common stock issued	—	982
Opening Equity Balance	75,669	—
Net cash from financing activities	329,475	245,500

Net change in cash	198,244	194,667
Cash - beginning of period	214,307	275,572
Cash - end of period	412,551	470,239

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

(Unaudited)

1. ORGANIZATION AND BUSINESS

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

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC organized on May 25, 2021 in the State of Kansas and Okmin Energy LLC, organized on November 21, 2021 in the State of Oklahoma.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2022 (Unaudited)

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2022 and June 30, 2022, the Company cash equivalents totaled $412,551 and $214,307 respectively.

Revenue recognition

The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Oil and gas properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2022 (Unaudited)

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $129,181 for the three months ended September 30, 2022 and an accumulated deficit of $435,471 as of September 30, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $308,899 as at September 30, 2022 and management believes that the Company will require additional working capital for the remainder of the 2023 fiscal year. In the upcoming 2023 fiscal year, the Company anticipates cash needs of a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

4. OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres. In the three months ended September 30, 2022, expenditures across the now extended Joint Venture totaled $22,782 and our share of revenues attributable to the Joint Venture totaled $13,120

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2022 (Unaudited)

Pursuant to the Joint Venture Agreements, the Company has acquired working interests in the following leases:

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

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of June 30, 2022, additional expenditures beyond the purchase totaled $89,878. During the three months ended September 30, 2022, the Company’s expenditures at the Vitt totaled $6,000. For the three months ended September 30, 2022 the Company received $2,317 in revenues from the project. For the three months ending September 30, 2021 there were no revenues, as work was at an early stage after acquiring the lease.

West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash and made payments approximating an additional $21,000 in the fiscal year ended June 30, 2022 on project expenses and equipment purchases. In the three months ended September 30, 2022, the Company’s expenditures at West Sheppard Pool totaled $6,967. For the three months ended September 30, 2022 the Company received $1,948 in revenues from the project.

The 24 existing wells on the leases range from 850 feet to 1950 feet in depth with gas production from several zones as their main objective.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash and made payments of an additional $22,900 during the fiscal year ended June 30, 2022 on project expenses and equipment purchases.

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2022 (Unaudited)

In the three months ended September 30, 2022, the Company’s expenditures on the project were approximately $22,000, of which approximately half such amount was in capital expenditures. For the three months ended September 30, 2022 the Company received $15,990 in revenues from the project.

For the three months ended September 30, 2022, the Company had production revenue of $42,232. Refer to the table below of production and revenue through September 30, 2022. For the three months ended September 30, 2022, our cost of revenue, consisting of lease operating expenses and production and excise taxes and depreciation was $54,746. Production costs are expected to be higher during the current reworking phases of the projects as these are older leases that require rehabilitation and ongoing reworks to re-establish production activity.

	Oil			Natural Gas
	Production	Avg. Cost	Avg. Sales Price	Production	Avg. Cost	Avg. Sales Price	Total Revenue
Project	(BBLS)	($)	($)	(MCF)	($)	($)	($)

Black Rock JV	136.25	141	79.57	676	5	3.37	13,120

Pushmataha	—	—	—	2,189	5	7.31	15,990

West Sheppard	—	—	—	572	12	3.41	1,948

Vitt Lease	27.37	219	84.66	—	—	—	2,317

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

5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of September 30, 2022, the Company had 107,120,000 shares of its common stock issued and outstanding.

On September 29, 2022, the Company completed the placement of 6,375,000 equity units in a private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued 6,375,000 common shares and 3,187,500 warrants for gross proceeds of $255,000. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.

In the Company’s efforts to conserve limited liquidity, these shares included shares of common stock issued during the three months ending September 30, 2022 in lieu of cash for services as follows:

On September 30, 2022, the board of directors approved the issuance of an aggregate of 65,000 shares of common stock in lieu of cash payments of $2,600 in consideration of: accounting, secretarial and public relations related services.

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2022 (Unaudited)

Additionally on September 30, 2022, the board of directors approved the issuance of 250,000 shares of common stock in connection with a consulting services agreement for services in connection with the Company’s filing preparation, compliance matters and business activities.

6. NET INCOME PER COMMON SHARE

A reconciliation of the components of basic and diluted net income per common share for the three months ended September 30, 2022 is presented below:

	Three Months Ended September 30, 2022
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(129,181)	100,572,011	$(0.00)
Net loss attributable to common stock fully diluted	$(129,181)	158,272,011	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

7. INCOME TAXES

Net operating loss carry forwards of approximately $435,472 at September 30, 2022 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $91,449 at September 30, 2022.

8. CONVERTIBLE NOTE

In November 2021, the Company entered into a convertible note agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. As of September 30, 2022, the Company had an outstanding balance of $206,135 and accrued interest of $18,719 payable on the convertible note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmatah Gas Field toward the payment and performance of the note.

9. SUBSEQUENT EVENTS

On October 4, 2022, the Company filed a Form D in connection with a private placement of securities in the Company, pursuant to which additional gross proceeds of $90,000 had been received, bringing total gross proceeds of the private placement to an aggregate of $345,000 as of this date. These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Proceeds from the placement will be used for general corporate purposes.

Other than as outlined above, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of September 30, 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Overview

Okmin Resources, Inc. was organized near the end of 2020 to engage in the business of the acquisition, exploration and development of mineral rights and natural resource assets.

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

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. Recent focus has been directed to the Shanks lease, one of the newly acquired leases. Initially the operator was able to activate one of the four wells on the lease and ran a 24 hour gas test on the well. The test results showed 198.5 MCFD potential. Upon being put on production, the (13C) well came on at 140 MCFD through the meter for a short time and then the flow rate dropped due to blockage at the perforations downhole. Blockages and corrosion are typical since the well has been shut in for a number of years. The well was subsequently pulled and the operator plans to recomplete the well and utilize stimulation techniques not previously deployed on the lease. This work program is designed to reopen the existing zone and potentially add an additional gas zone on the same wellbore. Three additional wells on the Shanks lease have been pulled and are potential candidates for stimulations and recompletion into additional behind-pipe zones.

In the fiscal year ended June 30, 2022, our share of the joint venture recorded revenues of approximately $51,000 from oil and gas sales, predominantly oil. In the current quarter ended September 30, 2022, our share of the joint venture recorded revenues of $10,841 from oil sales and $2,279 from the sale of natural gas.

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine active oil wells, two idle wells and two active water injection wells, plus another two injection wells that require further assessment. In the quarter ended September 30, 2022, lease operating expenditures were $6,000 with revenue of $2,317.

The Vitt lease has now become a small producing lease, though we continue to encounter various maintenance issues that have to be addressed. The Company is currently exploring a number of possibilities for the lease, which may include involving a partner in its further development.

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. As of the fiscal year end on June 30, 2022, approximately $21,000 of additional expenditures had been made on equipment and field work. The 24 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator began to assess the inventory of wells and equipment on site. Initial work focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, there has been minimal gas flow between 25 to 50 MCFD, and additional work is ongoing. The plan is to open up as many connected wells as we can and purge the water in the flow lines. The project also requires further trenching to lay up to 3 miles of flow line with associated valve requirements and plans are underway for this to be completed over the next several months. Gas sales have been temporarily suspended at West Sheppard Pool, as the gas company requires additional production throughput to justify the ongoing operation of its compressor station three miles away. Only six of the 24 wells have been connected to the pipeline thus far. The operator is optimistic that upon reactivating additional wells, there will be sufficient daily gas flow to justify a resumption of the compressor operation and of gas sales through this meter. Beyond this, in terms of further developing the project, the operator believes that there is room to drill dozens of additional wells, and excellent behind-pipe opportunities in many of the existing 24 wells. In the quarter ended September 2022, we recorded minimal revenues of $1948 at West Sheppard Pool.

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

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were temporarily inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2022, we recorded $28,110 in revenues from gas sales at the project. Earlier this year, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. The operator developed its plan to resume and improve production on the leases and the Company has committed to further expend an unspecified additional amount of capital toward reworking the field as it reasonably determines. At this stage the Company anticipates its next phase of such expenditure to be between $100,000 to $200,000, though there can be no guarantee that such amount will be sufficient or what results it will achieve. The operator believes with additional reworking and recompletion efforts it can further optimize the production potential of this field. Newer modern day technologies could also have an important impact on the economics for this asset. In July 2022, management was present on site as a hydrocarbon survey was conducted across these leases utilizing a third party patented remote sensing technology, which has provided the operator with valuable data in charting the potential for the future development of this project. Plans are also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The existing seven wells show additional behind-pipe zones. In addition, there is room to drill new gas wells on the 3,840 acre leasehold, using the hydrocarbon mapping as a tool to mitigate risk in these reservoirs.

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

Results of Operations

For the Three months ended September 30, 2022, as compared to the Three months ended September 30, 2021

Revenue

We generated $42,232 in revenue from oil and gas sales for the three months ended September 30, 2022, as compared to $13,133 in revenues generated in the three months ended September 30, 2021. The increase in revenue is attributable to rework operations and improvements on the Blackrock Joint Venture leases over the past twelve months and the acquisition of the other additional income producing properties during the course of the year, including West Sheppard Pool and Pushmataha.

General and Administrative Expense

General and administrative expenses increased to $116,667 for the three months ended September 30, 2022 as compared to $7,605 for the three months ended September 30, 2021, part of these expenses included $12,600 in non-cash items, where stock was issued in lieu of cash for services. This increase is attributable to the Company moving from its formative stages into development and operations at its oil and gas properties and greater expenses of the Company as it moved from a start-up phase to a more advanced operating Company and therefore incurring expenses related to compensation, lease operating, interest and professional fees. Additionally, this incorporates fees and expenses related to the efforts to become a publicly traded company.

Net Loss

The net loss for the three months ended September 30, 2022 was $129,181 compared to a net profit of $4,586 for the three months ended September 30, 2021.  The Expenses during the three month period ended September 30, 2022, included $40,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable), plus an additional $6,880 in accounting related compensation expenses and $31,848 in professional fees. Of these amounts, $12,600 were non-cash items with stock issued in lieu of services. Other expenses included $54,043 lease operating expenses (including taxes and royalties), $5,333 in interest expense, $26,912 in listing related fees and other general and administrative expenses. In the three month period ended September 30, 2021 expenses only included some nominal general operating overhead and were minimal as the Company was still establishing itself in its formative stages.

Net cash used in investing activities

In the three months ended September 30, 2022, cash expended on investing activities of $10,053 was predominantly in connection with development at Pushmataha. In the corresponding quarter ended September 30, 2021, this amount was $63,629 of which a significant amount was in connection to initial development of the Vitt lease upon acquiring it last year.

Net cash from financing

Net cash from financing activities in the three months ended September 30, 2022 totaled $329,475, which was predominantly comprised of private placements of equity securities during the quarter. Net cash from financing activities in the corresponding three months ended September 30, 2021 totaled $245,500, which was largely attributable to an earlier private placement of equity securities in that quarter.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2022, we had total assets of $1,139,195, comprised primarily of cash and cash equivalents of $412,551, production revenue receivable of $60,418, oil and gas properties $666,130 and other assets of $96. As at September 30, 2022, we had total liabilities of $388,817, primarily comprised of convertible debt and related interest payable of $224,854, accounts payable of $4,713 and accrued liabilities of $84,250 which includes accrued compensation expenses of $74,250.

We have substantial capital resource requirements and have incurred significant losses since inception. The Company had a net loss of $129,181 for the three months ended September 30, 2022 and an accumulated deficit of $435,472 as of September 30, 2022. The Company had working capital of $308,899 as at September 30, 2022 and for the remainder of the 2023 fiscal year, the Company anticipates cash needs of at least a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital by issuing equity securities, which may consist of either capital stock or convertible debt.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2023 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities. On October 4, 2022, the Company filed a Form D in connection with a private placement of securities in the Company, pursuant to which additional gross proceeds of $90,000 had been received, bringing total gross proceeds of the private placement to an aggregate of $345,000 as of this date. These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder. Proceeds from the placement will be used for general corporate purposes. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $129,181 for the three months ended September 30, 2022 and an accumulated deficit of $435,472 as of September 30, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $384,006 as at September 30, 2022, and for the remainder of the 2023 fiscal year the Company anticipates cash needs of at least a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2021 and 2022, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2022:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

We are not required to provide this information as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2022, the Company completed the placement of 6,375,000 equity units in a private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued 6,375,000 common shares and 3,187,500 warrants for gross proceeds of $255,000.

On September 30, 2022, the Company issued an aggregate of 65,000 shares of common stock in lieu of cash in connection with accounting, secretarial and public relations related services.

Additionally on September 30, 2022, the Company issued 250,000 shares of common stock in lieu of cash in connection with a compliance consulting services agreement.

Except as otherwise noted, the securities in the transactions described above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The cash proceeds from these sales will be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation dated October 15, 2021, including Certificate of Designation – Series A Presferred Stock(1)
3.3	Bylaws(1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL.

*	Filed herewith.
(1)	Previously filed as an exhibit to the Company’s Form 10-K annual report on September 23, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKMIN RESOURCES, INC.

Date: November 14, 2022	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

