Form 10-Q
period 2022-12-31
OKMIN RESOURCES, INC.
filed 2023-02-10
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 000-56381

OKMIN RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	85-4401166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16501 Ventura Blvd., Suite 400, Encino, CA	91436
(Address of Principal Executive Offices)	(Zip Code)

(818) 201-3727
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 9, 2023 there were 113,182,500 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

Okmin Resources, Inc.

SIGNATURES	21

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$343,509	$214,307
Production revenue receivable	77,170	29,430
Prepaid expenses	96	—
Total current assets	420,775	243,737

Oil and gas properties, net	534,133	528,622
Black Rock Joint Venture	137,096	127,455
Other assets and restricted cash	4,003	96
Total noncurrent assets	675,232	656,173

TOTAL ASSETS	$1,096,007	$899,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,288	$1,305
Accrued liabilities	124,500	54,000

Total current liabilities	126,788	55,305

Long term liabilities:
Accrued interest payable	23,784	13,385
Note payable	192,135	219,260

Total liabilities	342,707	287,950

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2022 and June 30,2022	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 112,182,500 and 100,430,000, respectively, issued and outstanding at December 31, 2022 and June 30, 2022	11,218	10,043
Additional paid-in capital	1,340,632	907,707
Accumulated deficit	(599,050)	(306,290)
Total stockholders’ equity	753,300	611,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,096,007	$899,910

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue
Oil and gas sales	$26,006	$8,791	$68,238	$21,924

Cost of revenue	(70,265)	(633)	(125,011)	(1,576)
Gross profit	(44,259)	8,158	(56,773)	20,348

Operating expenses:
General and administrative expense	120,570	73,076	237,237	80,680

Total operating expenses	120,570	73,076	237,237	80,680

Loss from operations	(164,829)	(64,918)	(294,010)	(60,332)

Other income:
Interest income	1,250	—	1,250	—

Total other income	1,250	—	1,250	—

Loss before taxes	(163,579)	(64,918)	(292,760)	(60,332)

Provision for income taxes	—	—	—	—

Net loss	$(163,579)	$(64,918)	$(292,760)	$(60,332)

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	109,554,239	94,406,522	105,063,125	91,710,184
Diluted	165,958,739	138,473,370	161,700,958	113,743,608

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended December 31, 2022 and 2021

(Unaudited)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	—	$—	82,280,000	$8,228	$451,272	$(71,921)	$387,579
Shares issued for cash	—	—	11,540,000	1,154	287,346		288,500
Shares issued for services	5,000,000	500	80,000	8	6,492	—	7,000
Shares used for financing (Note 9)			1,250,000	125	31,125	—	31,250
Net loss	—	—	—	—	—	(60,332)	(60,332)

Balance December 30, 2021	5,000,000	500	95,150,000	9,515	776,235	(132,253)	653,997

Shares issued for cash	—	—	4,000,000	400	99,600	—	100,000
Shares issued for services	—	—	1,280,000	128	31,872	—	32,000
Net loss	—	—	—	—	—	(174,037)	(174,037)

Balance June 30, 2022	5,000,000	500	100,430,000	10,043	907,707	(306,290)	611,960

Shares issued for cash	—	—	9,037,500	904	360,596	—	361,500
Shares issued for services	—	—	2,715,000	272	72,328	—	72,600
Net loss	—	—	—	—	—	(292,760)	(292,760)

Balance, December 31, 2022	5,000,000	$500	112,182,500	$11,218	$1,340,632	$(599,050)	$753,300

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net (loss) profit	$(292,760)	$(60,332)
Adjustments to reconcile net loss to net cash from operations:
Prepaid deposit	—	25,000
Production revenue receivable	(47,740)	(8,767)
Prepaid expenses	(96)	—
Other assets and restricted cash	(3,907)	—
Accounts payable and accrued liabilities	71,483	4,814
Accrued interest payable	10,399	—
Net cash from operating activities	(262,621)	(39,285)

Cash Flows from Investing Activities
Investment in oil and gas properties	(15,152)	(503,219)
Net cash from investing activities	(15,152)	(503,219)

Cash Flows from Financing Activities
Issuance of common stock	434,100	326,750
(Repayment of) proceeds from loan payable	(27,125)	231,000
Net cash from financing activities	406,975	557,750

Net change in cash	129,202	15,246
Cash - beginning of period	214,307	275,572
Cash - end of period	$343,509	$290,817

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022

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

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2022 (Unaudited)

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and June 30, 2022, the Company cash equivalents totaled $343,509 and $214,307 respectively.

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

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2022 (Unaudited)

3. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a net loss of $292,760 for the six months ended December 31, 2022 and an accumulated deficit of $599,050 as of December 31, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $293,987 as at December 31, 2022 and management believes that the Company will require additional working capital for the remainder of the 2023 fiscal year. For the full 2023 fiscal year, the Company anticipates cash needs of a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company plans to obtain that capital through private sales of securities.

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

4. OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres. In the six months ended December 31, 2022, lease operating expenses across the now extended Joint Venture totaled $70,374 and in addition $9,908 was expended on equipment and capital. Our share of revenues attributable to the Joint Venture totaled $22,785.

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2022 (Unaudited)

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

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of June 30, 2022, additional expenditures beyond the purchase totaled $89,878. During the six months ended December 31, 2022, the Company’s commitments and expenditures at the Vitt totaled $9,000. For the six months ended December 31, 2022 the Company received $2,317 in revenues from the project. For the six months ending December 31, 2021 there were no revenues, as work was at an early stage after acquiring the lease.

West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash and made payments approximating an additional $21,000 in the fiscal year ended June 30, 2022 on project expenses and equipment purchases. In the six months ended December 31, 2022, the Company’s commitments and expenditures at West Sheppard Pool were $11,967. For the six months ended December 31, 2022 the Company received $1,948 in revenues from the project.

During the quarter ended December 31, 2022, gas sales were temporarily suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. The property operator is preparing to conduct a 72-hour flow test which will include production from additional wells to meet the pipeline owner’s requirements to reactivate the operation of the compressor station so that gas sales may resume.

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2022 (Unaudited)

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

In the six months ended December 31, 2022, the Company’s expenditures on the project including fees and taxes were approximately $28,453. For the six months ended December 31, 2022 the Company recorded $41,188 in revenues from the project.

For the six months ended December 31, 2022, the Company had production revenues of $68,238. Refer to the table below of production and revenue through December 31, 2022. For the six months ended December 31, 2022, our cost of revenue, consisting of lease operating expenses and production and excise taxes and depreciation was $125,011, reflecting the fact that production costs are expected to be higher during the current reworking phases of the projects as these are older leases that require rehabilitation and ongoing reworks to re-establish production activity. Additionally, this number includes an aggregate of $30,000 in ongoing commitments across the projects for the six months ended December 31, 2022.

The Company’s work program will require further additional lease operating expenditures that are likely to exceed production revenues for the foreseeable future, as it seeks to optimize the production potential of the existing oil and gas wells on site.

	Oil			Natural Gas
	Production	Avg. Cost	Avg. Sales Price	Production	Avg. Cost	Avg. Sales Price	Total Revenue
Project	(BBLS)	($)	($)	(MCF)	($)	($)	($)

Black Rock JV	247	239	77.41	1,933	6	1.88	22,785

Pushmataha	—	—	—	7,343	3	5.61	41,188

West Sheppard	—	—	—	572	21	2.70	1,948

Vitt Lease	27.37	219	84.66	—	—	—	2,317

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

5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2022 (Unaudited)

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of December 31, 2022, the Company had 112,182,500 shares of its common stock issued and outstanding.

On September 29, 2022, the Company completed the placement of 6,375,000 equity units in a private placement. In October and November 2022, the Company placed an additional 2,662,500 equity units in the private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued an aggregate of 9,037,500 common shares and 4,518,750 warrants for gross proceeds of $361,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.

In the Company’s efforts to conserve limited liquidity, the Company issued the following shares of common stock during the six months ending December 31, 2022 in lieu of cash for services:

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

On December 29, 2022, the board of directors approved the issuance of 2,400,000 shares of common stock in connection with ongoing services of a corporate consultant covering a twelve month period.

OKMIN RESOURCES, INC AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2022 (Unaudited)

6. NET INCOME PER COMMON SHARE

A reconciliation of the components of basic and diluted net income per common share for the three and six months ended December 31, 2022 is presented below:

	Three Months Ended December 31, 2022
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(163,579)	109,554,239	$(0.00)
Net loss attributable to common stock fully diluted	$(163,579)	165,958,739	$(0.00)

	Six Months Ended December 31, 2022
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(292,760)	105,063,125	$(0.00)
Net loss attributable to common stock fully diluted	$(292,760)	161,700,958	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

7. INCOME TAXES

Net operating loss carry forwards of approximately $599,050 at December 31, 2022 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $125,800 at December 31, 2022.

8. CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of December 31, 2022, the Company had an outstanding balance of $192,135 and accrued interest of $23,784 payable on the convertible loan. The principal amount of the loan is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note. (Also see Note 9 – Subsequent Events)

9. SUBSEQUENT EVENTS

On January 3, 2023, the convertible loan agreement referenced in Note 8 above, was amended to limit the Lender’s ability to convert the loan to only that portion of the outstanding loan amount that would result in the Lender being the beneficial owner of not more than 9.99% of the Company’s class of common stock.

In January the Company received additional gross proceeds of $40,000 in a private placement, bringing total gross proceeds of its private placement to an aggregate of $401,500 as of this date. These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) Regulation D promulgated thereunder. Proceeds from the Placement will be used for general corporate purposes.

Other than as outlined above, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of December 31, 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. Recent focus was directed to the Shanks lease, one of the newly acquired leases. Initially the operator was able to activate one of the four wells on the lease and ran a 24 hour gas test on the well. The test results showed 198.5 MCFD potential. Upon being put on production, the (13C) well came on at 140 MCFD through the meter for a short time and then the flow rate dropped due to blockage at the perforations downhole. Blockages and corrosion are typical since the well has been shut in for a number of years. The well was subsequently pulled and the operator attempted to recomplete the well utilizing a stimulation technique, though encountered continued issues with the well and was unable to resume immediate production. The operator is now preparing to perforate at least one and possibly two zones in the 13C. The work program on the 13C well is designed to reopen the existing zone, restoring the gas production and potentially adding an additional gas and oil zone on the same wellbore. Three additional wells on the Shanks lease have been pulled and are potential candidates for stimulations and recompletion into additional behind-pipe zones.

 In the fiscal year ended June 30, 2022, our share of the joint venture recorded revenues of approximately $51,000 from oil and gas sales, predominantly oil. In the six months ended December 31, 2022, our share of the joint venture recorded revenues of $19,147 from oil sales and $3,638 from the sale of natural gas.

Vitt

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine active oil wells, two idle wells and two active water injection wells, plus another two injection wells that require further assessment. In the six months ended December 31, 2022, lease operating expenditures and production and excise taxes and commitments were $9,123 with nominal revenue of $2,317 being derived during this period.

The Vitt lease has now become a small producing lease, though we continue to encounter various maintenance issues that have to be addressed. The Company continues to explore a number of possibilities for the lease, which may include involving a partner in its further development.

West Sheppard Pool

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. As of the last fiscal year end on June 30, 2022, approximately $21,000 of additional expenditures had been made on equipment and field work. The 24 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator began to assess the inventory of wells and equipment on site. Initial work focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, there has been minimal gas flow between 25 to 50 MCFD, and additional work is ongoing. The plan is to open up as many connected wells as we can and purge the water in the flow lines. The project also requires further trenching to lay up to 3 miles of flow line with associated valve requirements and work has been underway to complete this over the next several months.

Gas sales have been temporarily suspended at West Sheppard Pool, as the gas pipeline company had an equipment failure at its compressor station three miles away. In order to justify the investment in upgraded equipment, the gas pipeline company is requiring local operators to provide additional production throughput, sending more gas into the system.

Prior to the compressor outage, only 6 of the 24 wells on the property were selling into the pipeline. 4 additional wells have now been connected since the outage and are ready to sell gas. The operator has also negotiated deals with the operator of three adjacent gas wells to gather and sell their gas in exchange for 20% of the gas revenue, which will be divided between the operator and the Company on the basis of the property joint venture interest (50%/50%). With seven additional wells now ready to sell into the system, along with the re-calibration of several chart readers, the operator will soon conduct a 72 hour flow test at the master meter and present the results to the gas pipeline company in an effort to reactivate the operation of the compressor so that gas sales can resume. If gas sales successfully resume, the operator will then proceed to finish the reconnection of the remaining 14 wells at West Sheppard Pool.

Beyond this, in terms of further developing the project, the operator believes that there is room to drill additional wells and additional behind-pipe opportunities within the existing 24 wells. In the six months ended December 31, 2022, we recorded minimal revenues of $1948 prior to the temporary suspension at West Sheppard Pool.

Pushmataha

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

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were temporarily inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2022, we recorded $28,110 in revenues from gas sales at the project. Earlier this year, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. The operator developed its plan to resume and improve production on the leases and the Company has committed to further expend an unspecified additional amount of capital toward reworking the field as it reasonably determines. At this stage the Company anticipates its next phase of such expenditure to be between $100,000 to $200,000, though there can be no guarantee that such amount will be sufficient or what results it will achieve. The operator believes with additional reworking and recompletion efforts it can further optimize the production potential of this field. Newer modern day technologies could also have an important impact on the economics for this asset. In July 2022, management was present on site as a hydrocarbon survey was conducted across these leases utilizing a third party patented remote sensing technology, which has provided the operator with valuable data in charting the potential for the future development of this project. Plans are also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The existing seven wells show additional behind-pipe zones and the joint venture partners are currently assessing recompleting a new zone in one of the existing wells. In addition, there is room to drill new gas wells on the 3,840 acre leasehold, using the hydrocarbon mapping as a tool to locate the optimal drilling locations in these reservoirs.

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

Results of Operations

For the Six months ended December 31, 2022, as compared to the Six months ended December 31, 2021

Revenue

We generated $68,238 in revenue from oil and gas sales for the six months ended December 31, 2022, as compared to $21,924 in revenues generated in the six months ended December 31, 2021. The increase in revenue is attributable to ongoing rework operations and improvements over the past twelve months and the fact that some of the properties were only acquired toward the end of the calendar year in 2021, including West Sheppard Pool and Pushmataha. We also received $1,250 in interest income from our cash balances for six months ended December 31, 2022.

General and Administrative Expense

General and administrative expenses increased to $237,237 for the six months ended December 31, 2022 as compared to $80,680 for the six months ended December 31, 2021, part of these expenses included $72,600 in non-cash items, where stock was issued in lieu of cash for services. This increase is attributable to the Company moving from its formative stages into development and operations at its oil and gas properties and greater expenses of the Company as it moved from a start-up phase to a more advanced operating Company and therefore incurring expenses related to compensation, lease operating, interest, consultants and professional fees. Additionally, this incorporates fees and expenses related to the efforts in becoming a publicly traded company.

Net Loss

The net loss for the six months ended December 31, 2022 was $292,760 compared to a net loss of $60,332 for the six months ended December 31, 2021.  The Expenses during the six month period ended December 31, 2022, included: $125,011 in lease operating expenses (including taxes and royalties), $81,000 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable), $10,400 in interest expense, $61,000 in connection with corporate and investor relations consultants and $54,355 in professional fees, $26,912 in listing related fees and other general and administrative expenses necessary for our operations. These amounts included $72,600 of non-cash items with stock issued in lieu of services. The Expenses during the comparative six month period ended December 31, 2021 were lower as the Company was still in its formative stages, these included: $27,000 in compensation, $31,250 in finance costs, $16,927 in professional fees and other general and administrative expenses necessary for our operations.

For the Three months ended December 31, 2022, as compared to the Three months ended December 31, 2021

Revenue

We generated $26,006 in revenue from oil and gas sales for the three months ended December 31, 2022, as compared to $8,791 in revenues generated in the three months ended December 31, 2021. The increase in revenue is attributable to ongoing rework operations and improvements over the past twelve months and the fact that some of the properties were only acquired toward the end of the calendar year in 2021, including West Sheppard Pool and Pushmataha. We also received $1,250 in interest income from our cash balances for three months ended December 31, 2022.

General and Administrative Expense

General and administrative expenses increased to $120,570 for the three months ended December 31, 2022 as compared to $73,076 for the three months ended December 31, 2021, part of these expenses included $60,000 in non-cash items, where stock was issued in lieu of cash for services. This increase is attributable to the Company moving from its formative stages into development and operations at its oil and gas properties and greater expenses of the Company as it moved from a start-up phase to a more advanced operating Company and therefore incurring expenses related to compensation, lease operating, interest, consultants and professional fees.

Net Loss

The net loss for the three months ended December 31, 2022 was $163,579 compared to a net loss of $64,918 for the three months ended December 31, 2021. The Expenses during the three month period ended December 31, 2022, included: $70,265 in lease operating expenses (including taxes and royalties), $40,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable), $5,066 in interest expense, $60,000 in connection with corporate consultants, $14,627 in professional fees and other general and administrative expenses necessary for our operations. These amounts included $60,000 of non-cash items with stock issued in lieu of services. The Expenses during the comparative three month period ended December 31, 2021 were lower as the Company was still in its formative stages, these included: $27,000 in compensation, $31,250 in finance costs, $10,318 in professional fees and other general and administrative expenses necessary for our operations.

Net cash used in investing activities

In the six months ended December 31, 2022, net cash expended on investing activities was $15,152 versus $503,219 in the previous corresponding six months ended December 31, 2021. The difference is attributable to the fact that a significant amount was invested into acquiring three of our oil and gas projects during the six months ended December 31, 2021.

Net cash from financing

Net cash from financing activities in the six months ended December 31, 2022 totaled $406,975, which was predominantly comprised of private placements of equity securities during the period. Net cash from financing activities in the corresponding six months ended December 31, 2021 totaled $557,750, which was attributable to an earlier private placement of equity securities and some debt financing via a convertible note during that period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2022, we had total assets of $1,096,007, comprised primarily of cash and cash equivalents of $343,509, production revenue receivable of $77,170, oil and gas properties $671,229 and other assets of $4003. As at December 31, 2022, we had total liabilities of $342,707, primarily comprised of convertible debt and related interest payable of $215,919, accounts payable of $2,288 and accrued liabilities of $94,500 in deferred compensation expense.

We have substantial capital resource requirements and have incurred significant losses since inception. The Company had a net loss of $292,760 for the six months ended December 31, 2022 and an accumulated deficit of $599,050 as of December 31, 2022. The Company had working capital of $293,987 as at December 31, 2022 and for the 2023 fiscal year, the Company anticipates cash needs of at least a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2023 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities. On October 4, 2022, the Company filed a Form D in connection with a private placement of securities in the Company, total gross proceeds of the private placement are an aggregate of $361,500 as of December 31, 2022. Subsequent to the end of the fiscal six month period, the Company received additional gross proceeds of a further $40,000. These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder. Proceeds from the placement will be used for general corporate purposes. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $292,760 for the six months ended December 31, 2022 and an accumulated deficit of $599,050 as of December 31, 2022. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $293,987 as at December 31, 2022 and for the 2023 fiscal year, the Company anticipates cash needs of at least a minimum of $550,000, of which approximately $250,000 is for general corporate overhead and $300,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2022:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2022, the Company completed the placement of 6,375,000 equity units in a private placement. In October and November 2022, the Company placed an additional 2,662,500 equity units in the private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued an aggregate of 9,037,500 common shares and 4,518,750 warrants for gross proceeds of $361,500.

On September 30, 2022, the Company issued an aggregate of 65,000 shares of common stock in lieu of cash in connection with accounting, secretarial and public relations related services.

Additionally on September 30, 2022, the Company issued 250,000 shares of common stock in lieu of cash in connection with a compliance consulting services agreement.

On December 29, 2022, the Company issued 2,400,000 shares of common stock in lieu of cash in connection with ongoing services of a corporate consultant covering a twelve month period.

Subsequent to the end of the fiscal period ended December 31, 2022, the Company received additional gross proceeds of $40,000 in a private placement, bringing total gross proceeds of its private placement to an aggregate of $401,500 as of this date.

Except as otherwise noted, the securities in the transactions described above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The cash proceeds from these sales will be used for general corporate purposes.

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

OKMIN RESOURCES, INC.

Date: February 10, 2023	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

