Form 10-Q
period 2023-03-31
OKMIN RESOURCES, INC.
filed 2023-05-12
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	85-4401166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16501 Ventura Blvd., Suite 400, Encino, CA	91436
(Address of Principal Executive Offices)	(Zip Code)

(818) 201-3727
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2023, there were 113,432,500 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

Okmin Resources Inc.

SIGNATURES	22

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,853	$214,307
Production revenue receivable	—	29,430
Prepaid expenses	96	—
Total current assets	307,838	243,737

Oil and gas properties, net	543,961	528,622
Black Rock Joint Venture	142,401	127,455
Other assets and restricted cash	1,480	96
Total noncurrent assets	687,842	656,173

TOTAL ASSETS	$995,680	$899,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,271	$1,306
Accrued liabilities	117,250	54,000
Total current liabilities	118,521	55,305

Long term liabilities:
Accrued interest payable	28,442	13,385
Note payable	181,635	219,260

Total liabilities	328,598	287,951

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding at March 31, 2023 and June 30,2022	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 113,432,500 and 100,430,000, respectively, issued and outstanding at March 31, 2023 and June 30, 2022	11,343	10,043
Additional paid-in capital	1,393,007	907,707
Accumulated deficit	(737,768)	(306,290)
Total stockholders’ equity	667,082	611,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$995,680	$899,911

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue
Oil and gas sales	$30,228	$29,497	$98,466	$51,421

Cost of revenue	100,019	25,906	223,517	27,481
Gross profit	(69,791)	3,591	(125,051)	23,940

Operating expenses:
General and administrative expense	68,830	92,991	306,068	173,672
Depreciation, depletion & amortization	1,220	—	2,732	—
Total operating expenses	70,050	92,991	308,800	173,672

Loss from operations	(139,841)	(89,400)	(433,851)	(149,732)

Other Income
Interest Income	1,123	—	2,373	—
Loss before taxes	(138,718)	(89,400)	(431,478)	(149,732)

Provision for income taxes	—	—	—	—

Net loss	$(138,718)	$(89,400)	$(431,478)	$(149,732)

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	113,129,722	95,164,222	107,753,628	92,301,541
Diluted	170,197,189	152,864,222	164,809,228	129,414,190

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	—	$—	82,280,000	$8,228	$451,272	$(71,921)	$387,579
Shares issued for cash	—	—	11,540,000	1,154	287,346		288,500
Shares issued for services	5,000,000	500	1,360,000	136	38,364	—	39,000
Shares used for financing (Note 9)			1,250,000	125	31,125	—	31,250
Net loss	—	—	—	—	—	(149,732)	(149,732)

Balance March 31, 2022	5,000,000	500	96,430,000	9,643	808,107	(221,653)	596,597

Shares issued for cash	—	—	4,000,000	400	99,600	—	100,000
Net loss	—	—	—	—	—	(84,637)	(84,637)

Balance June 30, 2022	5,000,000	500	100,430,000	10,043	907,707	(306,290)	611,960

Shares issued for cash	—	—	10,037,500	1,004	400,496	—	401,500
Shares issued for services	—	—	2,965,000	297	84,803	—	85,100
Net loss	—	—	—	—	—	(431,478)	(431,478)

Balance March 31, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(737,768)	$667,082

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities
Net loss	$(431,478)	$(149,732)
Adjustments to reconcile net loss to net cash from operations:
Accrued Product Sale (O&G)	(1,480)	(1,560)
Prepaid Deposit	—	25,000
Accrued Interest Payable	15,057	—
Production revenue receivable	14,542	(9,597)
Accounts payable and accrued liabilities	63,216	30,191
Net cash from operating activities	(340,143)	(105,698)

Cash Flows From Investing Activities
Investment in Oil & Gas properties	(30,285)	(524,213)
Net cash from investing activities	(30,285)	(524,213)

Cash Flows From Financing Activities
Note Payable	(37,625)	231,000
Additional Paid in Capital	485,300	356,835
Common and Preferred Stock Issued	1,300	1,915
Net cash from financing activities	448,975	589,750

Net change in cash	78,547	(40,161)
Cash - beginning of period	214,307	275,572
Cash - end of period	$292,854	$235,411

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

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

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

(Unaudited)

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2023 and June 30, 2022, the Company cash equivalents totaled $292,853 and $214,307 respectively.

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

As of March 31, 2023

(Unaudited)

3. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a net loss of $431,478 for the nine months ended March 31, 2023 and an accumulated deficit of $737,768 as of March 31, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $189,317 as at March 31, 2023 and management believes that the Company will have sufficient working capital for the remaining last quarter of the 2023 fiscal year. For the 2024 fiscal year starting in July, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

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

4. OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021 Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres. In the nine months ended March 31, 2023, equipment and capital expenditures were $15,761 and lease operating expenses across the now extended Joint Venture totaled $117,021. Our share of revenues attributable to the Joint Venture totaled $37,912.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

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

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of our last fiscal year end on June 30, 2022, additional expenditures beyond the purchase totaled $89,878. During the nine months ended March 31, 2023, the Company’s commitments and expenditures at the Vitt totaled $11,500. For the nine months ended March 31, 2023 the Company received $5,209 in revenues from the project compared to revenues for the nine months ending March 31, 2022 of $1,863.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

(Unaudited)

 West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash and made payments approximating an additional $21,000 in the fiscal year ended June 30, 2022 on project expenses and equipment purchases. In the nine months ended March 31, 2023, the Company’s commitments and expenditures at West Sheppard Pool were $19,542. For the nine months ended March 31, 2023 the Company received $1,948 in revenues from the project.

During the quarter ended March 31, 2023, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment.

Prior to the compressor outage, only 6 of the 24 wells on the property were selling into the pipeline. 4 additional wells were connected in late 2022, so in total the operator has now connected 10 of the 24 wells at West Sheppard Pool, which will be ready to sell gas upon the resumption of the necessary throughput via the pipeline. Additionally further trenching work was conducted to lay flow lines with associated valve requirements.

The property operator was preparing to conduct the necessary 72-hour flow test which would include production from additional wells to meet the pipeline owner’s requirements to reactivate the operation of the compressor station so that gas sales may resume, however, in view of more recently depressed natural gas prices and ongoing discussions with the adjacent lease holder exploring ways to achieve an optimal result; the operator has deferred proceeding at this stage.

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

In the nine months ended March 31, 2023, the Company’s capital expenditures on the project were $21,256 and lease operating expenses were approximately $57,310. For the nine months ended March 31, 2023 the Company recorded $53,397 in revenues from the project.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

(Unaudited)

For the nine months ended March 31, 2023, the Company had production revenues of $98,466. Refer to the table below of production and revenue through March 31, 2023. For the nine months ended March 31, 2023, our cost of revenue, consisting of lease operating expenses and production and excise taxes was $223,517, reflecting the fact that production costs are expected to be higher during the reworking phases of the projects as these are older leases that require rehabilitation and ongoing reworks to re-establish production activity.

The Company’s work program will require further additional lease operating expenditures that are likely to exceed production revenues for the foreseeable future, as it seeks to improve infrastructure on the leases and optimize the production potential of the existing oil and gas wells on site.

	Oil			Natural Gas
	Production	Avg. Cost	Avg. Sales Price	Production	Avg. Cost	Avg. Sales Price	Total Revenue
Project	(BBLS)	($)	($)	(MCF)	($)	($)	($)

Black Rock JV	507	219	72.62	2,736	4	1.46	37,912

Pushmataha	—	—	—	11,798	5	4.64	53,397

West Sheppard	—	—	—	572	34	2.70	1,948

Vitt Lease	56.6	203	92.03	—	—	—	5,209

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

5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of March 31, 2023, the Company had 113,432,500 shares of its common stock issued and outstanding.

During the period ended March 31, 2023, the Company completed the private placement of 10,037,500 equity units at a price of $0.04 per unit. Each unit consists of one common share and 0.5 of a warrant. Each full warrant is exercisable to buy one additional share of common stock at a price of $0.05 until December 2024. A total of 10,037,500 common shares and 5,018,750 were issued in this placement for gross proceeds of $401,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

(Unaudited)

In the Company’s efforts to conserve limited liquidity, the Company issued the following shares of common stock during the nine months ending March 31, 2023 in lieu of cash for services:

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

On December 29, 2022, the board of directors approved the issuance of 2,400,000 shares of common stock in connection with ongoing services of a corporate consultant covering a twelve-month period.

On February 11, 2023, the board of directors approved the issuance of 250,000 shares of common stock in connection with the signing of an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work.

6. NET INCOME PER COMMON SHARE

A reconciliation of the components of basic and diluted net income per common share for the three and nine months ended March 31, 2023 is presented below:

	Three Months Ended March 31, 2023
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(138,718)	113,129,722	$(0.00)
Net loss attributable to common stock fully diluted	$(138,718)	170,197,189	$(0.00)

	Nine Months Ended March 31, 2023
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(431,478)	107,753,628	$(0.00)
Net loss attributable to common stock fully diluted	$(431,478)	164,809,228	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

7. INCOME TAXES

Net operating loss carry forwards of approximately $737,768 at March 31, 2023 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $154,931 at March 31, 2023.

OKMIN RESOURCES INC AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023

(Unaudited)

8. CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of March 31, 2023, the Company had an outstanding balance of $181,635 and accrued interest of $28,442 payable on the convertible loan. The principal amount of the loan is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

On January 3, 2023, the convertible loan agreement was amended to limit the Lender’s ability to convert the loan to only that portion of the outstanding loan amount that would result in the Lender being the beneficial owner of not more than 9.99% of the Company’s class of common stock.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of March 31, 2023 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres.

Recent focus was directed to the Shanks lease, one of the newly acquired leases. Initially the operator was able to activate one of the four wells on the lease (Well 13C) and ran a 24 hour gas test on the well. The test results showed 198.5 MCFD potential. Upon being put on production, the 13C well flowed 140 MCFD through the meter for a short time from the lower Dutcher zone at 1683 to 1687 feet. However, due to blockages downhole, the flow rate subsequently dropped. Blockages and corrosion are typical since the well has been shut in for a number of years. The well was subsequently pulled and the operator attempted to recomplete the well utilizing a stimulation technique, though encountered continued issues with the well and was unable to resume immediate production. In April 2023, the lower zone was acidized to clean up the gypsum blockages, and an additional zone was perforated in the middle Dutcher at a depth of around 1672 feet which shows oil potential. The well resumed production at between 62 to 104 MCFD gas, which subsequently dropped to approximately 30 MCFD. It is also showing a small amount of oil. We are considering installing a small gas compressor on this well in an attempt to stabilize and increase gas production which may be fluctuating due to pipeline differential pressure changes. The compressor could also help enhance oil production by reducing back pressure in the wellbore.

On the Shanks 12B well, we perforated a new Dutcher zone at a depth of 1608' to 1614' for natural gas production. Due to service delays and wet weather conditions, we have been unable to acidize this new zone but intend to complete this work as soon as practicable.

Two additional wells at Shanks, the Shanks 12A and Shanks Watson 3, initially produced a small amount of oil, but eventually changed to all water. Three different log analysts have examined the well logs and have concluded that the Shanks 12A has one possible methane coal bed gas zone at a depth of around 700 feet that could be pursued when natural gas prices improve. The Watson 3 well shows one very shallow methane coal bed gas zone at a depth of around 400 feet, but the potential of this zone may be too marginal to justify additional expenditures.

In the most recent fiscal year ended June 30, 2022, our share of the overall joint venture recorded revenues of approximately $51,000 from oil and gas sales, predominantly oil. In the nine months ended March 31, 2023, our share of the joint venture recorded revenues of $33,924 from oil sales and $3,988 from the sale of natural gas.

Vitt

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and two active water injection wells, plus another two injection wells that require further assessment. At present, five of the nine oil wells are pumping. We are planning to pull some wells and perform additional work in an effort to improve the rate of production. In the nine months ended March 31, 2023, commitments and expenditures at the Vitt totaled $11,500 with revenue of $5,209 being derived during this period.

The Vitt lease has now become a small nominal producing lease, though not on a consistent basis as we continue to encounter various maintenance issues that have to be addressed. The Company continues to explore a number of possibilities for the lease, which may include involving a partner in its further development.

West Sheppard Pool

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. As of the last fiscal year end on June 30, 2022, approximately $21,000 of additional expenditures had been made on equipment and field work. The 24 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator began to assess the inventory of wells and equipment on site. Initial work focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, there was gas flow between 25 to 50 MCFD, and additional work continued until gas sales were temporarily suspended, as the gas pipeline company had an equipment failure at its compressor station three miles away and in order to justify the investment in upgraded equipment, the gas pipeline company is requiring local operators to provide additional production throughput, sending more gas into the system.

Prior to the compressor outage, only 6 of the 24 wells on the property were selling into the pipeline. 4 additional wells were connected in late 2022, so in total the operator has now connected 10 of the 24 wells at West Sheppard Pool, which will be ready to sell gas upon the resumption of the necessary throughput via the pipeline. Additionally, further trenching work was conducted to lay flow lines with associated valve requirements.

The operator had previously negotiated an arrangement with the adjacent lease operator, which had yet to be implemented, to gather and sell the gas from three of their wells situated in close proximity to our leases in exchange for 20% of the gas revenue. Subsequent to the end of the period ended March 31, 2023, the operator has commenced new negotiations with the adjacent lease operator, pursuant to which the gas production from several of our West Sheppard wells will be transmitted into the adjacent lease’s gas gathering system without a customary 20% fee. In exchange, when gas sales are able to resume through our master meter, we will no longer charge the adjacent lease holder the previously negotiated 20% of gas revenue in connection with our processing of the gas production from their three wells included in the earlier arrangement.

Additionally, the plan would provide for the adjacent operator utilizing its knowledge and expertise of the area, to conduct further work at our West Sheppard Pool leases to reactivate additional wells that can eventually add additional gas production through our master meter as part of the current effort to  provide the requisite production throughput to justify the gas pipeline company’s upgrading of the compressor equipment which will restore service to the rest of the property.  Such an agreement is expected to enable us to resume generating some revenue from gas sales while the work required to reactivate the other wells at West Sheppard is being performed.

Beyond this, in terms of further developing the project, the operator believes that there is room to drill additional wells and additional behind-pipe opportunities within the existing 24 wells. In the nine months ended March 31, 2023, we had lease operating expenditures of $19,542 as we continued to conduct some additional work at the project. We recorded minimal revenues of $1,948 prior to the suspension at West Sheppard Pool, which continued through this quarter.

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

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were temporarily inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2022, we recorded $28,110 in revenues from gas sales at the project. Earlier this fiscal year, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. The operator developed its plan to resume and improve production on the leases and the Company committed to further expend an unspecified additional amount of capital toward reworking the field as it reasonably determines. In the nine months ended March 31, 2023 lease operating expenditures totaling $57,310 were largely offset with revenues of $53,397, though there was some additional capital expenditures of $21,256 on the project, including a hydrocarbon survey. The operator believes with additional reworking and recompletion efforts it can further optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset. In July 2022, a hydrocarbon survey was conducted across these leases utilizing a third party patented remote sensing technology, which has provided the operator with valuable data in charting the potential for the future development of this project.

The existing seven wells show additional behind-pipe zones and the joint venture partners have assessed recompleting a new zone in one of the wells called the KDC. The operator had a rig out on site at KDC in late January and commenced some work on the well and were planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have temporarily deferred pursuing this active rework activity during the current downturn in natural gas pricing or until additional capital is available.

There is also space to drill new gas wells on the 3,840 acre leasehold, using the hydrocarbon mapping as a tool to locate the optimal drilling locations in these reservoirs.

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

Results of Operations

For the Three months ended March 31, 2023, as compared to the Three months ended March 31, 2022

Revenue

We generated $30,228 in revenue from oil and gas sales for the three months ended March 31, 2023, as compared to $29,497 in revenues generated in the three months ended March 31, 2022. Revenues in the corresponding quarters were fairly steady, though the current quarter was lower than anticipated due to the suspension of gas sales at West Sheppard Pool and generally lower natural gas prices worldwide, impacting Pushmataha in particular. We also received $1,123 in interest income from our cash balances for three months ended March 31, 2023.

General and Administrative Expense

General and administrative expenses decreased to $68,830 for the three months ended March 31, 2023 as compared to $92,991 for the three months ended March 31, 2022, including $12,500 in non-cash items, where stock was issued in lieu of cash for services. This decrease is attributable to the Company recording $30,000 non-cash fees in the previous corresponding quarter versus only $12,500 in the current quarter ended March 31, 2023. Additionally, legal fees were lower during the current quarter. Other expenses related to compensation, interest, rent, accounting and professional fees and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the three months ended March 31, 2023 was $138,718 compared to a net loss of $89,400 for the three months ended March 31, 2022. The Expenses during the three month period ended March 31, 2023, included: $100,019 in lease operating expenses (including taxes and royalties), $40,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable), $4,658 in interest expense, $12,500 in connection with our manager of land and resource development, $9,206 in professional fees and other general and administrative expenses necessary for our operations. These amounts included $12,500 of non-cash items with stock issued in lieu of services. Expenses during the comparative three month period ended March 31, 2022, including lease operating expenses, were lower as the Company had not fully established operations.

For the Nine months ended March 31, 2023, as compared to the Nine months ended March 31, 2022

Revenue

We generated $98,466 in revenue from oil and gas sales for the nine months ended March 31, 2023, as compared to $51,421 in revenues generated in the nine months ended March 31, 2022. The increase in revenue is attributable to ongoing rework operations over the past twelve months and the fact that some of the properties had only been acquired toward the end of our 2022 fiscal year, including West Sheppard Pool and Pushmataha, Therefore, revenues in fiscal 2023 included additional properties that were not included during all of the previous period. We also received $2,373 in interest income from our cash balances for nine months ended March 31, 2023.

General and Administrative Expense

General and administrative expenses increased to $306,068 for the nine months ended March 31, 2023 as compared to $173,672 for the nine months ended March 31, 2022. A portion of these expenses included $85,100 in non-cash items, where stock was issued in lieu of cash for services. This increase is attributable to the Company moving into the development stage, with operations at its oil and gas properties and greater expenses of the Company as it has transitioned to a more advanced operating Company for the full reporting period, therefore incurring increased expenses related to compensation, lease operating, interest, consultants, legal and professional fees. Additionally, this incorporates fees and expenses related to the efforts in becoming a publicly traded company.

Net Loss

The net loss for the nine months ended March 31, 2023 was $431,478 compared to a net loss of $149,732 for the nine months ended March 31, 2022.  The Expenses during the nine month period ended March 31, 2023, included: $223,517 in lease operating expenses (including taxes and royalties), $121,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable), $15,057 in interest expense, $61,721 in connection with corporate and investor relations consultants and $63,561 in legal and professional fees, $26,912 in listing related fees, and other general and administrative expenses necessary for our operations. These amounts included $85,100 of non-cash items with stock issued in lieu of services. The Expenses during the comparative nine month period ended March 31, 2022 were lower as the Company had still not fully established its operations. These included $67,500 in compensation, $31,250 in finance costs, $30,464 in legal and professional fees and other general and administrative expenses necessary for our operations.

Net cash used in investing activities

In the nine months ended March 31, 2023, net cash expended on investing activities was $30,285 versus $524,213 in the previous corresponding nine months ended March 31, 2022. The difference is attributable to the fact that a significant amount was invested into acquiring three of our oil and gas projects during the nine months ended March 31, 2022.

Net cash from financing

Net cash from financing activities in the nine months ended March 31, 2023 totaled $448,975, which was predominantly comprised of private placements of equity securities during the period. Net cash from financing activities in the corresponding nine months ended March 31, 2022 totaled $589,750, which was higher, attributable to an earlier private placement of equity securities and the addition of some debt financing via a convertible note during that period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The potential profitability of the Company’s operations is highly dependent upon the commodity prices of oil and natural gas. Natural gas prices tend to be seasonal and have declined substantially from the highs achieved in calendar 2022, although prices are expected to rebound somewhat later in the year as colder weather arrives in North America. In response to the current commodity prices, we have slowed our capital expenditures and are focusing our efforts on marginal improvements that can be conducted our projects which have the greatest potential returns on investment. These expenditures include the reworking of existing wells, and infrastructure investments on certain of our leases which are intended to increase production and cash flow without major capital expenditures.

As of March 31, 2023, we had total assets of $995,680, comprised primarily of cash and cash equivalents of $292,853, production revenue receivable of $14,889, oil and gas properties $686,362 and other assets of $1,576. As at March 31, 2023, we had total liabilities of $328,598, primarily comprised of convertible debt and related interest payable of $210,077, accounts payable of $1,271 and accrued liabilities of $117,250 in deferred compensation expense.

We have substantial capital resource requirements and have incurred significant losses since inception. The Company had a net loss of $431,478 for the nine months ended March 31, 2023 and an accumulated deficit of $737,768 as of March 31, 2023. The Company had working capital of $189,317 as at March 31, 2023 and management believes that the Company will have sufficient working capital for the remaining last quarter of the 2023 fiscal year. For the 2024 fiscal year starting in July, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the upcoming 2024 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities. On October 4, 2022, the Company filed a Form D in connection with a private placement of securities in the Company, total gross proceeds of the private placement are an aggregate of $401,500 as of March 31, 2023. These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder. Proceeds from the placement will be used for general corporate purposes. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $431,478 for the nine months ended March 31, 2023 and an accumulated deficit of $737,768 as of March 31, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $189,317 as at March 31, 2023 and management believes that the Company will have sufficient working capital for the remaining last quarter of the 2023 fiscal year. For the 2024 fiscal year starting in July, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

We are not required to provide this information as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2022, the Company completed the initial placement of 6,375,000 equity units in a private placement. Subsequently, through March 31, 2023, the Company placed an additional 3,662,500 equity units in the private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued an aggregate of 10,037,500 common shares and 5,018,750 warrants for gross proceeds of $401,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.

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

On February 11, 2023, the board of directors approved the issuance of 250,000 shares of common stock in connection with the signing of an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work.

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

OKMIN RESOURCES INC.

Date: May 12, 2023	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

