Form 10-K
period 2023-06-30
OKMIN RESOURCES, INC.
filed 2023-09-28
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-56381

OKMIN RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	85-4401166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16501 Ventura Blvd., Suite 400, Encino CA	91436
(Address of principal executive offices)	(Zip Code)

(818) 201-3727
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,979,300.

As of September 21, 2023, the issuer had 113,951,875 shares of its common stock outstanding.

Documents incorporated by reference: None

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report in some cases you can identify forward-looking statements by terminology such as “may”, “should”, “potential”, “continue”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Company,” refer to Okmin Resources, Inc. and its subsidiaries.

ITEM 1. BUSINESS.

Overview

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

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC, organized on May 25, 2021 in the State of Kansas, and Okmin Energy LLC, organized on November 21, 2021 in the State of Oklahoma.

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma

2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

3)	A 50% Joint Venture interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma

4)	A 50% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

Our business strategy is to enhance the value of our acquired operated assets through evaluation of certain properties with the goal of increasing production. We plan to deploy our capital in a conservative and strategic manner and pursue value-enhancing transactions and expect to continuously evaluate strategic alternative opportunities that we believe will enhance shareholder value.

Recent Events

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

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash. The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective.

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire 50% of Blackrock’s interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92-100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash.

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

In the 2024 fiscal year we anticipate cash needs of a minimum of $600,000, of which we attribute approximately $300,000 to maintain general corporate overhead and $300,000 for continued work on our existing lease properties including but not limited to workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Based on the Company’s cash position as of June 30, 2023, additional financing will be required to meet its budgeted expenditures for fiscal 2024. Management intends to raise such additional financing through private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all.

Activities with Operating Partners

We own working interests in oil and natural gas prospects in varying stages of exploration and development. The operators of our projects are familiar with the geology and operating components of each project. Although the operators have their own technical staff and consultants, consistent with industry practice with smaller independent oil and natural gas companies, we utilize our own specialized consultants, as needed.

Environmental Laws and Regulations

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•	Require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•	Limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•	Impose substantial liabilities for pollution resulting from operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both.

Research and Development

No research and development expenditures have been incurred during the past two fiscal years.

Insurance

Our operators undertake to have general liability and property insurance coverage in amounts deemed sufficient for the business operations. Our insurance coverage is limited, and there is no guarantee that any insurance coverage would be sufficient to protect the value of our assets or to fully cover any losses sustained. Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in curtailment of projected future operations.

Forward Plan

In 2023 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of producing assets.

Business Strategy

Key elements of our business strategy include:

•	Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity is critical. Therefore, we will be highly selective in the projects we evaluate and will review opportunities to bolster our liquidity and financial position through various means.

•	Evaluate and Pursue Value-Enhancing Transactions. We will continuously evaluate strategic alternative opportunities that we believe will enhance shareholder value.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that will impact oil prices in the current fiscal year and future periods include the Russian war with Ukraine, inflation, political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since natural gas is a primary heating source.

In early March 2020, there was an outbreak of a novel strain of coronavirus, which causes the infectious disease known as COVID-19, which resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020, which remained depressed for the majority of 2020. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Additionally, the outbreak of COVID-19 and decreases in commodity prices, resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity created disruptions and volatility in the global marketplace for oil and gas. While demand and commodity prices recovered and are back to, or greater than pre-pandemic levels, our financial results may continue to be depressed in future quarters. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Development

We have primarily engaged in oil and natural gas exploration and production by participating, on a proportionate basis, alongside third-party interests in wells drilled and completed in spacing units that include our acreage.

During 2024, our development activities will be focused on production and continuing development of our property interest with our joint interest operators.

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt our drilling and producing activities and other oil and natural gas operations and those of our operating partners. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations of our operating partners and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations and those of our operating partners.

Governmental Regulation

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. Many states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, the flaring of natural gas, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could re-enact price controls in the future. Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost-of-service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors that are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is generally governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

Onshore gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of June 30, 2023.

Competition

The oil and natural gas business is highly competitive in the search for and acquisition of additional reserves and in the sale of oil and natural gas. Our competitors principally consist of major and intermediate-sized integrated oil and natural gas companies, independent oil and natural gas companies and individual producers and operators. Specifically, we compete for property acquisitions and our operating partners compete for the equipment and labor required to operate and develop our properties. Our competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Ultimately, our future success will depend on our ability to develop or acquire additional reserves at costs that allow us to remain competitive.

Human Capital Resources

We believe that our success depends upon our ability to attract, develop and retain key personnel. The Company currently employs its President/CEO and part-time administrative staff. We otherwise rely on the services of independent contractors.

Our Offices

Our principal executive office is located at 16501 Ventura Blvd., Suite 400, Encino CA, 91436.

Our Website

www.okminresources.com

Legal Proceedings

We are not currently a party to, and our property is not subject to, any material legal proceedings.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our company’s operations.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock.

Summary Risk Factors

•	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fulfil our business plan;

•	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs on our oil and natural gas assets;

•	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

•	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;
•	future oil and natural gas production rates;

•	environmental risks;

•	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

•	competition in acquiring interest in existing properties and new acreage with other operating companies, resulting in less favorable terms or fewer opportunities being available;

•	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

•	disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, such as the coronavirus, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

•	our lack of effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to maintain the market for our common stock on OTC Markets;

•	dilution caused by new equity or debt offerings;

•	our need for additional capital to conduct our operations and fund our business, complete future acquisitions, and our ability to obtain such necessary funding on favorable terms, if at all;

•	the speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other shareholders;

•	our dependence on the continued involvement of our present management;

•	economic downturns and possible recessions caused thereby (including as a result of COVID-19, increases in inflation or global conflicts, such as the current conflict in Ukraine);

•	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

•	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

•	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

•	Other risks disclosed below under “Risk Factors”.

Risk Factors

The following risk factors should be carefully considered in evaluating the information in this annual report on Form 10-K.

Risks Related to the Oil and Natural Gas Industry and Our Operations

The Company has a limited operating history and may not be successful in developing profitable business operations.

Okmin has a limited operating history since its formation in December 2020. As of the date of this filing, we have limited assets and revenues. Our future operating results will depend on many factors, including:

•	The ability to raise or access adequate working capital;
•	The success of our oil and gas exploration and development operations;
•	Our ability to control our costs and produce sufficient quantities of oil and natural gas at a profit;
•	The prices of oil and natural gas; and
•	Our ability to attract and retain key management.

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

We do not currently have the capital necessary to fund both our continuing operations and our planned growth.  We will require additional capital to continue to grow our business through the operation, maintenance and further development of our existing ventures and through the acquisition of additional properties. We estimate that the Company will need to raise additional capital to fulfil its business plan including reworking and enhancing existing projects, acquiring further oil and gas interests, or to acquire mineral exploration properties. Obtaining additional financing would be subject to a number of factors, including the market prices for acquiring resource properties, investor acceptance of the Company’s interests, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations and will have a significant negative effect on our operations and financial condition.

Oil and natural gas prices are volatile and declines in the prices of such commodities have in the past, and will continue in the future to, adversely affect our business, financial condition or results of operations, and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price of oil and natural gas heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and most recently surging over $125 a barrel in early March 2022 following Russia’s invasion of Ukraine, before more recently trading around $90-$100 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price.

As described above, oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and the prices received from operators of our non-operated production, and the levels of such production, will continue to depend on numerous factors, including the following:

•	the domestic and foreign supply of oil and natural gas;

•	the domestic and foreign demand for oil and natural gas;

•	the prices and availability of competitors’ supplies of oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

•	the price and quantity of foreign imports of oil and natural gas;

•	the impact of U.S. dollar exchange rates on oil and natural gas prices and inflation;

•	domestic and foreign governmental regulations and taxes;

•	speculative trading of oil and natural gas futures contracts;

•	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

•	the availability of refining capacity;

•	the prices and availability of alternative fuel sources;

•	the threat, or perceived threat, or results, of viral pandemics, for example, previously experienced with the COVID-19 pandemic;

•	weather conditions and natural disasters;

•	political conditions in or affecting oil, and natural gas producing regions, including the Middle East and South America and the recent conflict in Ukraine;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate oil and gas exploration and production activities;

•	the level of global oil and natural gas inventories and exploration and production activity;

•	authorization of exports from the United States of liquefied natural gas;

•	the impact of energy conservation efforts;

•	technological advances affecting energy consumption; and

•	overall worldwide economic conditions.

Declines in oil or natural gas prices will reduce not only our revenue but also the amount of oil and natural gas that we, and the operators of our properties, can produce economically. Should oil or natural gas prices decline in the future, the wells in which we have an interest may be forced to be shut-in, and exploration and development plans for prospects and exploration or development activities may need to be postponed or abandoned. Declines in the prices we receive for our oil and natural gas can also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices can reduce the amount of oil and natural gas that we can produce economically and the estimated future cash flow from that production, each of which would have a material negative effect on our business, financial condition, and results of operations.

We are not the operator of any of our properties in which we have an interest, and therefore have limited control over activities on our properties, including the timing of exploration or development efforts, associated costs, or the rate of production of these non-operated assets.

We are not the operator of our properties, and, as a result, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs or control the risks could materially and adversely affect the realization of our targeted returns on capital in operating or acquisition activities. The success and timing of our development activities on properties operated by others therefore depends upon a number of factors, including:

•	the nature and timing of the operator’s operations, including drilling and other activities;
•	the timing and amount of required capital expenditures;
•	the operator’s geological and engineering expertise and financial resources;
•	the approval of other participants in operational decisions; and
•	the operator’s selection of suitable technology.

The fact that our industry partners serve as operator makes it more difficult for us to predict future production, cash flows and liquidity needs. Our ability to grow our production often depends on decisions by our partners.

The development of oil and natural gas properties involves substantial risks that may result in a total loss of investment.

The business of exploring for, working over and developing natural gas and oil properties involves a high degree of business and financial risk, and thus a significant risk of loss of initial investment that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The cost and timing of drilling, workover completing and operating wells is often uncertain. Factors which can delay or prevent drilling or production, or otherwise impact expected results, include but are not limited to:

•	unexpected drilling conditions;
•	inability to obtain required permits from governmental authorities;
•	inability to obtain, or limitations on, easements from landowners;
•	uncertainty regarding our operating partners’ drilling schedules;
•	high pressure or irregularities in geologic formations;
•	equipment failures;
•	title problems;
•	fires, explosions, blowouts, cratering, pollution, spills and other environmental risks or accidents;
•	changes in government regulations and issuance of local drilling restrictions or moratoria;
•	adverse weather;
•	reductions in commodity prices;
•	pipeline ruptures; and
•	unavailability or high cost of equipment, field services and labor.

A productive well may become uneconomic in the event unusual quantities of water or other non-commercial substances are encountered in the well bore that impair or prevent production. We may participate in wells that are or become unproductive or, though productive, do not produce in economic quantities. In addition, even commercial wells can produce less, or have higher costs, than we projected.

In addition, initial 24-hour or other limited-duration production rates announced regarding our oil and natural gas properties are not necessarily indicative of future production rates.

Dry holes and other unsuccessful or uneconomic exploration, exploitation and development activities can adversely affect our cash flow, profitability and financial condition, and can adversely affect our reserves.

Permitting requirements could delay our ability to start or continue our operations.

Oil and natural gas projects are subject to extensive permitting requirements. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments made.

Seasonal weather conditions adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Our oil and natural gas operations can be adversely affected by seasonal weather conditions. In these areas, drilling and other oil and natural gas activities sometimes cannot be conducted as effectively during the winter months, and this can materially increase our operating and capital costs. Certain of our operations are also subject to the risk of adverse weather events, such as thunderstorms and tornados.

Unanticipated costs could require new capital that may not be available.

The oil and natural gas business has the opportunity for significant returns on investment, but achievement of such returns is subject to high risk. For example, initial results from one or more of the oil and natural gas programs could be marginal but warrant investing in more wells. Dry holes, over-budget exploration costs, low commodity prices, or any combination of these or other adverse factors, could result in production revenues falling below projections, thus adversely impacting cash expected to be available for a continued work program, and a reduction in cash available for investment in other programs. These types of events could require a reassessment of priorities and therefore potential re-allocations of existing capital and could also mandate obtaining new capital. There can be no assurance that we will be able to complete any financing transaction on acceptable terms.

Shortages of equipment, services and qualified personnel could reduce our cash flow and adversely affect results of operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices and activity levels in new regions, causing periodic shortages. These problems can be particularly severe in certain regions where we conduct operations. During periods of high oil and natural gas prices, the demand for drilling rigs and equipment tends to increase along with increased activity levels, and this may result in shortages of equipment. Higher oil and natural gas prices generally stimulate increased demand for equipment and services and subsequently often result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel in exploration, production and midstream operations. These types of shortages and subsequent price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those activities that we currently have planned and budgeted, causing us to miss our forecasts and projections.

Competition may limit our opportunities in the oil and natural gas business.

The oil and natural gas business is very competitive. We compete with many public and private exploration and development companies in finding investment opportunities. We also compete with oil and natural gas operators in acquiring acreage positions. Our principal competitors are small to mid-size companies with in-house petroleum exploration and drilling expertise. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. They also may be willing and able to pay more for oil and natural gas properties than our financial resources permit, and may be able to define, evaluate, bid for and purchase a greater number of properties. In addition, there is substantial competition in the oil and natural gas industry for investment capital, and we may not be able to compete successfully in raising additional capital if needed.

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

If our access to oil and natural gas markets is restricted, it could negatively impact our production and revenues.

Market conditions or limited availability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our production to pipelines and other midstream facilities. The ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, rail transportation and processing facilities owned and operated by third parties. In order to secure takeaway capacity and related services, we or our operating partners may be forced to enter into arrangements that are not as favorable to operators as those in other areas.

Many of our joint operating agreements contain provisions that may be subject to legal interpretation, including allocation of non-consent interests, complex payout calculations that impact the timing of reversionary interests, and the impact of joint interest audits.

Substantially all of our oil and natural gas interests are subject to joint operating and similar agreements. Some of these agreements include payment provisions that are complex and subject to different interpretations and/or can be erroneously applied in particular situations.

Joint interest audits are a normal process in our business to ensure that operators adhere to standard industry practices in the billing of costs and expenses related to our oil and natural gas properties. However, the ultimate resolution of joint interest audits can extend over a long period of time in which we attempt to recover excessive amounts charged by the operator. Joint interest audits result in incremental costs for the audit services and we can incur substantial amounts of legal fees to resolve disputes with the operators of our properties.

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

We may purchase interests in oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring oil and natural gas properties, we estimate the reserves, future oil and natural gas prices, operating costs, potential environmental liabilities, and other factors relating to the properties. However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the property interests we buy. We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We generally do not perform inspections on every well or property, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with the properties we acquire. If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our business, financial condition, and results of operations could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and natural gas, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about waste disposal, oil spills, hydraulic fracturing, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our operations through organized protests, attempts to block or sabotage our operations or those of our midstream transportation providers, intervene in regulatory or administrative proceedings involving our assets or those of our midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities.

Risks Related to Governmental Regulations

Oil and natural gas operations are subject to environmental, legislative and regulatory initiatives that can materially adversely affect the timing and cost of operations and the demand for crude oil and natural gas.

Our operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and safety, the environment and natural resources. These laws and regulations can restrict or impact our business activities in many ways including, but not limited to the following:

•	requiring the installation of pollution-control equipment or otherwise restricting the handling or disposal of wastes and other substances associated with operations;
•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species and/or species of special statewide concern or their habitats;
•	requiring investigatory and remedial actions to address pollution caused by our operations or attributable to former operations;
•	requiring noise, lighting, visual impact, odor and/or dust mitigation, setbacks, landscaping, fencing, and other measures;
•	restricting access to certain equipment or areas to a limited set of employees or contractors who have proper certification or permits to conduct work (e.g., confined space entry and process safety maintenance requirements); and
•	restricting or even prohibiting water use based upon availability, impacts or other factors.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial or restoration obligations, and the issuance of orders enjoining future operations or imposing additional compliance requirements. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, local restrictions, such as state or local moratoria, city ordinances, zoning laws and traffic regulations, may restrict or prohibit the execution of operational plans. In addition, third parties, such as neighboring landowners, may file claims alleging property damage, nuisance or personal injury arising from our operations or from the release of hazardous substances, hydrocarbons or other waste products into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. We monitor developments at the federal, state and local levels to keep informed of actions pertaining to future regulatory requirements that might be imposed in order to mitigate the costs of compliance with any such requirements. We also monitor industry groups that help formulate recommendations for addressing existing or future regulations and that share best practices and lessons learned in relation to pollution prevention and incident investigations.

See “Environmental Laws and Regulations” in Item 1 – Business in this Form 10-K for a discussion of the major environmental, health and safety laws and regulations that relate to our business. We cannot reasonably predict what applicable laws, regulations or guidance may eventually be adopted with respect to our operations or the ultimate cost to comply with such requirements.

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the elimination of the deduction from income for domestic production activities relating to oil and gas exploration and development, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

Our ability to produce crude oil, natural gas, and associated liquids economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations and/or completions or are unable to dispose of or recycle the water we use at a reasonable cost and in accordance with applicable environmental rules.

The hydraulic fracturing process on which we and others in our industry depend to complete wells that will produce commercial quantities of crude oil, natural gas, and requires the use and disposal or recycling of significant quantities of water. Our inability to secure sufficient amounts of water, or to dispose of, or recycle the water used in our operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of wastes, including, but not limited to, produced water, drilling fluids, and other wastes associated with the exploration, development, or production of crude oil, natural gas, and.

Compliance with environmental regulations and permit requirements governing the withdrawal, storage, and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions, or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition.

Risks related to the Company

The Company’s auditors have expressed a “Going Concern” opinion.

The Company’s auditor has included a “going concern” opinion in its auditors’ report to the Company's consolidated financial statements for the fiscal year ended June 30, 2023. The qualification was included as a result of the Company's history of operating losses and negative financial trends. If the Company is unable to meet its obligations, it will not be able to fulfill its business plan and be forced to reduce certain operations or cease operations altogether.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer and Chief Financial Officer, Jonathan Herzog. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Herzog. We do not believe that Mr. Herzog could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Herzog or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

We have an active Board of Directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies. Members of our Board of Directors work closely with management to identify potential prospects, acquisitions, and areas for further development. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

Our Directors together have majority voting control over the Company which limits the ability of other common shareholders to choose management and influence corporate matters.

Our Directors, Jonathan Herzog and Thomas Lapinski, together control 50,200,000 common shares and 5,000,000 shares of Series A preferred stock, which, on an as-converted basis represents a majority of our outstanding voting shares and gives them voting control over the Company. This gives them the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to our Articles of Incorporations and Bylaws, and any decisions pertaining to a merger, consolidation, or sale of any or all of our assets.

The Company’s principal officer and director may be subject to conflicts of interest.

Jonathan Herzog, the Company’s President, Chief Executive Officer and a director, devotes only that portion of his time to the Company’s affairs that he deems necessary to accomplish the Company’s business plan. Mr. Herzog may also devote part of his working time to other business and employment endeavors, including roles and consulting relationships with other entities, and he may have responsibilities to these other entities which would result in conflicts of interest with the Company. Such conflicts include deciding how much time to devote to the Company’s affairs, as well as what business opportunities should be presented to the Company. Currently, Okmin has no policy in place to address such conflicts of interest.

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

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective during 2021, 2022 and 2023. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to the material weaknesses described below.

As of June 30, 2023, we have identified the following material weaknesses:

•	We had inadequate segregation of duties as a result of limited accounting staff and resources, which may impact our ability to prevent or detect material errors in our consolidated financial statements.

•	We had inadequate segregation of duties related to logical access to our accounting systems, which may affect our ability to prevent or detect material errors in the recorded transactions.

As a result, our management also concluded that our disclosure controls and procedures were not effective as of June 30, 2023, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately Jun 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Insurance may be insufficient to cover future liabilities.

Our business is currently focused on oil and natural gas exploration and development, and we also have potential exposure to general liability and property damage associated with the ownership of other corporate assets. We depend on the operators of our oil and gas properties for insurance for those oil and natural gas operations, and we have limited coverage of general liability and property damage associated with ownership of other corporate assets. We would be liable for claims in excess of coverage and for any deductible provided for in the relevant policy. If uncovered liabilities are substantial, payment could adversely impact the Company’s cash on hand, resulting in possible curtailment of operations. Moreover, some liabilities are not insurable at a reasonable cost or at all.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Risks Associated with our Securities

Our common stock has been approved for trading on the OTCQB, but trading volume in our common stock has been limited, and there is no assurance that an active market will develop.

Our common stock was approved for trading on the OTCQB in September 2022. To date, trading volume in our common stock has been limited. Investors may have difficulty buying or selling our common shares. There is no assurance that an active market for our common stock will develop or that our common stock will achieve any particular trading price. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock.

Securities which are traded on OTC Markets may not provide as much liquidity for our investors as more recognized senior exchanges such as the Nasdaq stock market or other national or regional exchanges.

The Company’s Common Stock is currently quoted on the OTCQB Tier of OTC Markets under the symbol of “OKMN”. OTC Markets is a computer network that provides information on current “bids” and “asks”, as well as volume information. As of the date hereof, limited active trading market has developed for our Common Stock. Securities traded on OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTC Markets. Quotes for stocks included on OTC Markets are not listed in newspapers and are often unavailable at many of the online websites which publish stock quotes. Therefore, prices for securities traded solely on OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past two years. Until a more active market develops for our common stock, if ever, the price at which it trades is more likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares, developments affecting our business, including the impact of matters referred to elsewhere in these risk factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We are subject to the “penny stock” rules which adversely affect the liquidity of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares should one develop.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

Shareholders may experience dilution of their ownership interests because of the future issuance of additional common shares.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for common shares, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

The sale of the additional shares of Common Stock could cause the value of our Common Stock to decline.

The sale of a substantial number of shares of our Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

Our Common Stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in general economic conditions;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments;
•	loss of a major customer, partner or joint venture participant; and
•	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price or value of our Common Stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Okmin’s principal office is located at 16501 Ventura Blvd., Suite 400, Encino, CA, 91436.  The Company has a month-to-month lease arrangement for our corporate offices at a cost of approximately $150 - $200 per month, with meeting space available to it on demand on a pay per use basis. Outside of this, the Company also utilizes office space provided to it by associates at no charge. These arrangements are adequate for the Company’s current needs.

At this time, Okmin does not anticipate purchasing any real estate, nor does it anticipate purchasing any real property for its office.

Oil and Gas Properties

The Company’s lease holdings are all within the Cherokee Platform, a geological feature underlying an area of northeastern Oklahoma and southeastern Kansas in the mid-continent region of the United States. The Cherokee Platform has been an established oil producing region for the last century.

Oklahoma – Blackrock Joint Venture

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project, handling the day-to-day operations on the ground. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres.

 Pursuant to the Joint Venture Agreement, the Company has acquired working interests (“WI”) in the following leases:

50% Working Interests

•	Chain Lease – 160 Acres in Okmulgee County

The Chain lease contains two oil wells, a large tank battery, gun barrel and salt water disposal tank. The Chain #1 well is completed in the Dutcher sand zone. The well has been operational and producing ½ to 1 barrels of oil per day (“BOPD”) and a large volume of salt water. At present, the operator has suspended producing from this well due to the large volumes of water it produces as the disposal well at Chain is not capable of taking enough water to run the Chain #1 well full time. The operator is exploring alternative possibilities in connection with water disposal.

The second well (Chain #2) is completed in the Booch Sand but is not fully equipped. The well would require rods, tubing, rod pump and an electric motor plus wiring to activate. The Booch formation typically makes light sweet crude. The well has the potential to make 1-2 BOPD but would require additional capital to reactivate.

•	Burke Lease – 40 Acres in Okmulgee County

The Burke lease has three shallow oil wells plus a tank battery. Two Burke wells had been reworked, and the rod pumps were rebuilt. Two wells are in production of approximately 1 BOPD plus salt water. The third and historically most productive well on the lease is currently idle. The well needs to be pulled and some pump repairs are required. The operator plans to continue treating the Burke lease quarterly to maintain production.

•	Preston Lease – 80 Acres in Okmulgee County

The Preston lease has three shallow oil wells plus a tank battery which are all operational, producing 1.5 BOPD plus salt water. One Preston well had been reworked with the rod pump rebuilt. Additionally, other repairs and reworks have been conducted. The operator plans to continue treating the Preston lease quarterly to maintain production

Salt water from Preston and Burke is hauled off remotely once or twice monthly. The operator is seeking to eliminate the water hauling costs by potentially activating an existing salt water disposal well located across the street from the Lease. This requires the operator to obtain the rights and permits to utilize this well. If the operator is able to use this disposal well, it would potentially allow for an increase in daily oil production as the two wells could be run for longer periods as they would no longer be subject to the capacity restraints of the existing water tanks.

•	Goldner Lease – 160 Acres in Okmulgee County

The Goldner lease has three shallow oil wells plus a tank battery. Two oil wells are completed in the Booch Sand formation have been operating, producing 2-3 BOPD, plus a small amount of salt water. Goldner production levels tend to be affected by an adjacent lease, and if the lease next door is actively pumping production at Goldner tends to increase.

The third well at Goldner is idle with a partial pump jack installed. The cost to activate the well would run approximately $15,000 with unknown potential.

•	Peavler Lease – 80 Acres in Okmulgee County

The Peavler lease has seven shallow oil wells, a tank battery, and an injection well with tanks. Five of the seven wells are currently in production on timers, with total production of approximately 1.5 BOPD. The other two wells on the lease are idle and need to be pulled for repairs. Production on the lease has fluctuated, and the lease has produced at greater levels previously. Peavler has a permitted water injection well to dispose of salt water, and water from our neighboring leases is occasionally hauled there in an effort to minimize disposal fees. The operator plans to treat the lease at least quarterly in an effort to optimize production levels.

•	Anthony Lease – 70 Acres in Muskogee County

This lease has three oil wells on site with pump jacks and oil and water tanks. Currently only one well is operational. The other two wells are idle and require tubing repairs and replacement pumps. When fully operating the lease has been producing .75-2 BOPD plus salt water with small amounts of gas, but no gas meter is currently hooked up on site.

•	Calley Lease – 40 Acres in Okmulgee County

The Calley lease has one gas well with a pump jack and a 50-barrel oil tank. It is currently not in operation. Work was conducted replacing and patching flow lines and the lease was free-flowing a small quantity of gas, but there is insufficient pressure to connect it to the pipeline at present. The lease requires further evaluation.

•	Abbey Lease – 40 Acres in Okmulgee County

The Abbey lease has two oil and gas wells with pump jacks, a large tank battery with a gun barrel and an oil and gas separator. The two wells at Abbey are currently not in operation. Previously, the Abbey lease was free-flowing a small amount of gas to the sale meter. Stimulation treatments may be necessary to increase production to economic levels at prevailing natural gas prices. The Abbey lease is a potential candidate for further recompletion work to tap unproduced zones upon an improvement in natural gas prices.

•	Duffy Lease – 40 Acres in Okmulgee County

The Duffy lease has three oil and gas wells on pump jack, a tank battery, a gun barrel and an oil/gas separator. The three wells at Duffy are currently idle. The gun barrel requires repair work. Previous work had been done to flow lines and wiring at Duffy and the lease was free-flowing a small amount of gas to the sale meter prior to the suspension of operations due to low gas prices. The Duffy lease is a potential candidate for further recompletion work to tap unproduced zones upon an improvement in natural gas prices.

25% Working Interest

•	Hollingsworth Lease – 80 Acres in Okmulgee County

This lease has an oil well on site that is currently idle. Additionally, there is a pump jack and oil and water tanks on site. The lease requires further evaluation.

Pursuant to the extended Joint Venture Agreement, the Company also acquired a 50% joint venture interest in the following leases:

•	Shanks Lease – 160 Acres in Okmulgee County

This lease has four wells on site, along with pump jacks and oil and water tanks.

Initially the operator had activated one of the four wells on the lease (Well 13C) and ran a 24 hour gas test on the well. The test results showed 198.5 MCFD potential. Upon being put on production, the 13C well flowed 140 MCFD through the meter for a short time from the lower Dutcher zone at 1683 to 1687 feet. However, due to blockages downhole, the flow rate subsequently dropped. Blockages and corrosion are typical since the well has been shut in for a number of years. The well was subsequently pulled and the operator attempted to recomplete the well utilizing a stimulation technique, though encountered continued issues with the well and was unable to resume immediate production. In April 2023, the lower zone was acidized to clean up the gypsum blockages, and an additional zone was perforated in the middle Dutcher at a depth of around 1672 feet which shows oil potential. The well resumed production at between 62 to 104 MCFD gas, but subsequently dropped to approximately 30 MCFD. A second well at the lease has been pulled and remains ready for perforating in due course. In view of  prevailing low gas prices, the joint venture partners have decided to cease capital expenditures and put the lease on care and maintenance at the present time.

•	Waldrip Lease – 80 Acres in Okmulgee County

This lease has an oil and gas well on site that is currently idle. Additionally, there is a pump jack and oil tank on site. The lease requires further evaluation.

•	Circle V Lease – 236 Acres in Okmulgee County

This lease has two oil and gas wells on site that are functional, though currently idle. Additionally, there is a pump jack and oil tank on site. This lease is in close proximity to the Company’s West Sheppard Pool project and has been impacted by the same issues encountered there, as production is run through the Bell compressor station which has been suspended, as the gas pipeline company has encountered equipment failure at the compressor station. In order to justify the investment in upgraded equipment, the pipeline company is requiring local operators to provide additional production throughput to send more gas into the system. This issue is still unresolved.

•	Hessom Lease – 183 Acres in Okmulgee County

This lease has an oil and gas well on site that is currently idle. Additionally, there is a pump jack and oil tank on site.

Gas production from this lease is also impacted by the suspension of the Bell compressor station. The operator is evaluating moving a new pump jack on site, as it believes there is potential to resume oil production at this lease.

•	Chastain Lease – 80 Acres in Okmulgee County

This lease has two oil and gas wells on site that are not operational. Additionally, there is a pump jack and oil tank on site. There are some ongoing maintenance issues with the functionality of the pump jack and other equipment on the wells which require sourcing parts and upgrades.

The Company, through its joint venture partner Blackrock has put considerable effort into reworking and rehabilitating these leases. In the fiscal year ended June 30, 2023, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $46,875. Many wells are currently not active and will require additional capital expenditure to resume production.

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

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2023 lease operating expenses recorded for the Vitt totaled $11,500. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $101,000. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells.

The Company has entered into an operating agreement covering the Vitt Lease with Petron Oil and Gas LLC (“Petron”), pursuant to which Petron will handle the reworking of the existing wells and other day to day operations at the lease. Under the operating agreement, the company has fulfilled its commitment for expenditures to rework the existing wells and to cover operator costs and expenses of at least $50,000. Under the agreement, J & S McCoy Enterprises and Earnest Ashlock, who is the principal of Petron, together will retain a 15% Net Revenue Interest in the Vitt Lease. Upon the lease becoming fully operational, it is anticipated that the parties will contribute capital costs in accordance with their percentage working interest, of which Okmin’s working interest is 85.8571428571%. The remaining 12.5% Net Revenue Interest of the lease reverts back to the landowners.

This lease currently has fifteen wells on site. Nine oil and gas wells, two idle wells that require further evaluation, and four injection wells. These are shallow wells drilled down to the Bartlesville zone at a depth of 525 feet. Five of the oil wells are functional. In September 2023, the operator has begun to rework these wells, including rebuilding the downhole pumps, in order to establish more consistent production. The other wells on site require additional reworking. One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, contributing approximately $5,200 to revenues in the last fiscal year ended June 30, 2023.

West Sheppard Pool Field in North East Oklahoma

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. For the last fiscal year ended June 30, 2023, we recorded lease operating expenditures of approximately $31,386.  The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator began to assess the inventory of wells and equipment on site. Initial work focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, gas flowed at 25 to 50 MCFD. Additional work continued until gas sales were suspended, as the gas pipeline company had an equipment failure at its compressor station three miles away. In order to justify its investment in upgraded equipment, the gas pipeline company is requiring local operators to provide additional production throughput which sends more gas into the system.

Prior to the compressor outage, six of the 26 wells on the property were selling into the pipeline. 4 additional wells were connected in late 2022, for a total of 10 wells which will be ready to sell gas upon the resumption of the necessary throughput via the pipeline. Additionally, further trenching work was conducted to lay flow lines with associated valve requirements.

The operator had previously negotiated an arrangement with the adjacent lease operator, which had yet to be implemented, to gather and sell the gas from three of their wells situated in close proximity to our leases in exchange for 20% of the gas revenue. In June 2023, the Company entered into a gas gathering agreement together with the owners of the adjacent East Sheppard Pool project (East and West Sheppard Pool hereinafter referred to as “Sheppard Pool”). Pursuant to the agreement, the parties at Sheppard Pool agreed to collaborate to enhance gas flow outcomes into the numerous entry points of the local pipeline system. The compressor station at West Sheppard Pool has been shut down since late last year. This agreement provisions for existing gas at West Sheppard Pool to resume flow into the pipeline access at the East Sheppard Pool field at no cost. At the same time, the operator of the East Sheppard Pool field has been granted access to channel numerous wells that sit dormant on their field via the master meter at West Sheppard Pool at no cost.

The operator at East Sheppard Pool shall utilize its knowledge and expertise of the greater area, to conduct further work on the Company’s West Sheppard Pool leases in an effort connect more existing wells online with the ultimate goal of having the local compressor station reactivated and achieving optimal gas flow for all parties at Sheppard Pool. Additionally, both parties have agreed to grant each other preferential rights of purchase over their respective lease holdings at Sheppard Pool in the event of any potential sale being proposed by one of the parties.

An attempted gas flow test in July, with the goal of resuming operation of the Bell compressor station was not completed after encountering further difficulties. The parties are evaluating next steps and are in discussions about the potential to further restructuring in an effort to resume production and advance the potential of this field.

Beyond the agreement detailed above, the operator believes that the property has additional developmental opportunities, including the potential to expand production of the existing 26 wells from new zones, and spacing to drill additional wells. In the year ended June 30, 2023, we had lease operating expenditures of approximately $31,386 as we continued to conduct some additional work at the project. We recorded minimal revenues of $1,948 prior to the suspension of production at West Sheppard Pool, which continued through the end of the year.

Pushmataha County – South East Oklahoma

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire 50% of Blackrock’s interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92 -100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash. Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $1,000 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $125,000, thereafter, the parties shall equally split the income.

The Company has a 50% ownership interest in the Joint Venture with Blackrock. The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2023, we recorded $60,066 in revenues from gas sales at the project. Earlier in the fiscal year ended June 30, 2023, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. The operator subsequently resumed production on the leases.

The existing seven wells show additional behind-pipe zones and the joint venture partners assessed recompleting a new zone in one of the wells called the KDC. The operator had a rig out on site at KDC in late January and commenced some work on the well and were planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have temporarily deferred pursuing this active rework activity during the current downturn in natural gas pricing or until additional capital is available.

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

In the fiscal year ended June 30, 2023, lease operating expenditures were $69,186 with additional gas fees, transportation and taxes aggregating $18,440. Additionally, there were capital expenditures of $21,256 on the project, including the hydrocarbon survey.  The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

The following table details the Company’s net oil and gas production by project in the fiscal year 2023 ended June 30, 2023.

Net Oil and Gas Production by Project For the fiscal year ended June 30, 2023

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	630	185	67.50	4,044	3.00	1.07	46,875

Pushmataha	—	—	—	16,277	4.00	3.69	60,066

West Sheppard	—	—	—	572	55	3.41	1,948

Vitt Lease	56.6	203	92.03	—	—	—	5,209

The acreage of each of our projects as of June 30, 2023 is included in the following table.

	Total Acreage		Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	1,529	764.5	1,529	764.5	—	—

Pushmataha	3,840	1,920	3,840	1,920	—	—

West Sheppard	1,930	965	360	180	1,570	785

Vitt Lease	160	137	40	34.25	120	102.75

Total	7,459	3,786.5	5,769	2,898.75	1,690	887.75

The following table details the current classification of all existing wells on each of our projects as of June 30, 2023.

	Total Wells (producing and idle)		Producing Oil Wells		Producing Natural Gas Wells
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	38	19	13	6.5	—	—

Pushmataha	7	3.5	—	—	7	3.5

West Sheppard	26	13	—	—	—	—

Vitt Lease	11	9.4	5	4.3	—	—

Total	82	44.9	18	10.8	7	3.5

To date, Okmin has focused on reworking currently producing wells and upgrading the infrastructure on its four projects. The Company believes that with additional capital commitments there is considerable potential to increase production on each of the projects and is currently evaluating multiple methods. The Federal restrictions on new oil and gas leases on Federal land has significantly improved the economics and attractiveness of older fields on private land. Each of the projects has largely been without any notable work or investment expenditures in a number of years, and existing well spacing on most of the projects is considerably less than currently allowed which would permit infill drilling into much of the acreage classified as developed. In addition to the current reworking and reactivation of existing wells, the Company and its consultants are evaluating a number of potential work programs to increase production. These include:

•	Recompletion of wells into additional known hydrocarbon zones;

•	Deepening wells;

•	Stimulating reservoirs utilizing modern techniques;

•	Infill drilling within the current permittable spacing;

•	New drilling on undeveloped portions of the leases.

During the next fiscal year, the Company anticipates expenditures in connection with existing project areas to be up to $300,000. Such expenditures include up to $100,000 for work at Pushmataha, $100,000 in connection with the extended Blackrock Joint Venture including potentially acquiring interests in neighboring leases and $100,000 on other project activities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Beginning in September 2022, our common stock was approved for trading on the OTCQB Tier of OTC Markets under the stock symbol “OKMN”. Any OTC Markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the range of high and low bid prices of the Company’s Common Stock during the periods indicated.

Fiscal Year 2023	High	Low
Quarter ended June 30, 2023	$0.30	$0.055
Quarter ended March 31, 2023	$0.12	$0.102
Quarter ended December 31, 2022	$0.00	$0.102
Quarter ended September 30, 2022	$0.00	$0.00

Fiscal Year 2022
During the fiscal year ended June 30, 2022, there was no public market for the Company’s common stock.

The closing sales price of the Company’s common stock as reported on June 30, 2023, was $0.22 per share.

Holders of Our Common Stock

The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, NY 11598. Their phone number is (212) 828-8436, and their website is www.vstocktransfer.com.

Based upon the records of the Company’s transfer agent, the number of holders of record of our common stock, including depositories, as of August 22, 2023 was 76.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company presently does not have an equity compensation plan.

Recent Sales of Unregistered Securities During Fiscal 2023

During the fiscal year ended June 30, 2023, the Company issued the following shares of common stock in unregistered transactions without the participation of any broker-dealer or underwriter:

Date		Description	Number of Shares Issued	Purchaser	Proceeds ($)	Consideration	Exemption
September 2022	(a)	Common Stock	315,000	Consultants	$Nil	Services	Sec. 4(a)(2)
September 2022	(b)	Common Stock	6,375,000	Investors	$255,000	Placement	Sec. 4(a)(2)
October/November 2022	(b)	Common Stock	2,662,500	Investors	$106,500	Placement	Sec. 4(a)(2)
December 2022	(c)	Common Stock	2,400,000	Consultants	$Nil	Services	Sec. 4(a)(2)
January 2023	(b)	Common Stock	1,000,000	Investors	$40,000	Placement	Sec. 4(a)(2)
February 2023	(d)	Common Stock	250,000	Consultants	$Nil	Services	Sec. 4(a)(2)

(a)	On September 30, 2022, the Company’s Board of Directors approved the issuance of 315,000 shares of the Company’s common stock in lieu of a cash payments of $12,600 in consideration of a compliance consulting services agreement and additional accounting, secretarial and public and investor relations services.
(b)	On September 29, 2022, the Company completed the initial placement of 6,375,000 equity units in a private placement. Subsequently, through March 31, 2023, the Company placed an additional 3,662,500 equity units in the private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued an aggregate of 10,037,500 common shares and 5,018,750 warrants for gross proceeds of $401,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.
(c)	On December 29, 2022, the Company issued 2,400,000 shares of common stock to a corporate consultant at a deemed value of $60,000.
(d)	On February 11, 2023, the Company issued 250,000 shares of common stock in connection with the signing of an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work at a deemed value of $12,500.

With respect to sales designated in the table by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention was to acquire the shares for investment only and not with a view toward distribution.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 as promulgated under Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

The Company claims an exemption from the registration requirements of the Securities Act for the issuances of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors in these securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a Smaller Reporting Company (as defined by Rule 229.10(f)(1)), the Company is not required to provide the information under this item.

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

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources Inc. and its subsidiaries (“Okmin” or the “Company”) as of June 30, 2023 should be read in conjunction with our audited financial statements and the notes to those audited financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Overview

Okmin Resources, Inc. was organized in 2020 to engage in the business of the acquisition, exploration and development of mineral rights and natural resource assets.

As a development stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, investing in lower profile rework and recompletion opportunities with lower entry costs. The company's initial projects are located in Oklahoma and Kansas.

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC incorporated on May 25, 2021, in the State of Kansas and Okmin Energy LLC, incorporated on November 21, 2021, in the State of Oklahoma.

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma

2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

3)	A 50% joint venture interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma

4)	A 50% joint venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) is the Operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the fiscal year ended June 30, 2023, our share of the joint venture recorded revenues of $46,875 from oil and gas sales, predominantly oil.

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine active oil wells, two idle wells and four water injection wells. In the fiscal year ended June 30, 2023 lease operating expenses recorded for the Vitt totaled $11,500. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $101,000. Since we acquired the lease, nominal amounts of oil have been sold from it, contributing approximately $5,200 to revenues in the fiscal year ended June 30, 2023. In September 2023, the operator began a rework program for 5 of the producing wells on the lease.

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. As of the last fiscal year end on June 30, 2023, approximately $31,386 of additional expenditures had been made by the Company on field work. The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator began to assess the inventory of wells and equipment on site. Initial work focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, gas flowed at 25 to 50 MCFD. Additional work continued until gas sales were suspended, as the gas pipeline company had an equipment failure at its compressor station three miles away. In order to justify its investment in upgraded equipment, the gas pipeline company is now requiring local operators to provide additional production throughput which sends more gas into the system.

Prior to the compressor outage, six of the 26 wells on the property were selling into the pipeline. 4 additional wells were connected in late 2022, for a total of 10 wells which will be ready to sell gas upon the resumption of the necessary throughput via the pipeline. Additionally, further trenching work was conducted to lay flow lines with associated valve requirements.

The operator had previously negotiated an arrangement with the adjacent lease operator, which had yet to be implemented, to gather and sell the gas from three of their wells situated in close proximity to our leases in exchange for 20% of the gas revenue. In June 2023, the Company entered into a gas gathering agreement together with the owners of the adjacent East Sheppard Pool project (East and West Sheppard Pool hereinafter referred to as “Sheppard Pool”). Pursuant to the agreement, the parties at Sheppard Pool agreed to collaborate to enhance gas flow outcomes into the numerous entry points of the local pipeline system. The compressor station at West Sheppard Pool has been shut down since late last year. This agreement provisions for existing gas at West Sheppard Pool to resume flow into the pipeline access at the East Sheppard Pool field at no cost. At the same time, the operator of the East Sheppard Pool field has been granted access to channel numerous wells that sit dormant on their field via the master meter at West Sheppard Pool at no cost.

The operator at East Sheppard Pool shall utilize its knowledge and expertise of the greater area, to conduct further work on the Company’s West Sheppard Pool leases in an effort connect more existing wells online with the ultimate goal of having the local compressor station reactivated and achieving optimal gas flow for all parties at Sheppard Pool. Additionally, both parties have agreed to grant each other preferential rights of purchase over their respective lease holdings at Sheppard Pool in the event of any potential sale being proposed by one of the parties.

An attempted gas flow test in July, with the goal of resuming operation of the compressor station was not completed after encountering further difficulties. The parties are evaluating next steps and are in discussions about the potential to further restructuring in an effort to resume production and advance the potential of this field.

Beyond the agreement detailed above, the operator believes that the property has additional developmental opportunities, including the potential to expand production of the existing 26 wells from new zones, and spacing to drill additional wells. In the year ended June 30, 2023, we had lease operating expenditures of $31,386 as we continued to conduct some additional work at the project. We recorded minimal revenues of $1,948 prior to the suspension of production at West Sheppard Pool, which continued through the end of the year.

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire 50% of Blackrock’s interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92 -100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash. Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $1,000 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $125,000, thereafter, the parties shall equally split the income.

The Company has a 50% ownership interest in the Joint Venture with Blackrock. The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2023, we recorded $60,066 in revenues from gas sales at the project. Earlier in the fiscal year ended June 30, 2023, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. The operator subsequently resumed production on the leases.

The existing seven wells show additional behind-pipe zones and the joint venture partners assessed recompleting a new zone in one of the wells called the KDC. The operator had a rig out on site at KDC in late January and commenced some work on the well and were planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have temporarily deferred pursuing this active rework activity during the current downturn in natural gas pricing or until additional capital is available.

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

In the fiscal year ended June 30, 2023, lease operating expenditures at Pushmataha were $69,186 with additional gas fees, transportation and taxes aggregating $18,440. Additionally, there were capital expenditures of $21,256 on the project, including the hydrocarbon survey.  The operator believes with additional capital expenditures for reworking and recompletion efforts it can further optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

Subject to the Company being able to secure adequate additional financing, it may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance the Company’s current plan to rework and possibly develop its existing projects and to identify and acquire new projects.

Results of Operations

Fiscal Years ended June 30, 2023 and 2022

Revenue

We generated $114,098 in revenue from oil and gas sales for the fiscal year ended June 30, 2023, as compared to $91,838 in revenues for the fiscal year ended June 30, 2022. The increase in revenue is attributable to advancing rework operations and activities on the Blackrock Joint Venture leases and to some extent at Pushmataha over the past twelve months. Costs of revenues were $245,518 in the year ended June 30, 2023 versus $90,001 for the year ended June 30, 2022 as the Company had increased lease operating costs as it further developed operations across all of its projects.

General and Administrative Expense

General and administrative expenses increased to $378,497 for the year ended June 30, 2023 including a non-cash amount of $166,100 of which approximately $85,100 was common stock issued in lieu of cash for services and $81,000 was accrued and deferred compensation. This is compared to $236,206 for the year ended June 30, 2022. This increase is attributable to the Company advancing operations and incurring expenses primarily for payroll and personnel, professional fees, interest and other general administrative expenses necessary for our operations, as well as additional costs associated with a public company.

Net Loss

The net loss for the year ended June 30, 2023 was $529,014 compared to a net loss of $234,369 for the year ended June 30, 2022.  The Expenses during the period ended June 30, 2023, included: compensation $81,000 in cash and $81,000 accrued compensation, lease operating expenses including taxes and royalties of $263,018, interest of $19,510 and professional fees of $70,316. The net loss also includes non-cash items of $85,100 in stock issued for services. Additionally, the Company incurred additional expenses as it started trading as a public company.

The Expenses during the period ended June 30, 2022 by comparison included: compensation $54,000 in cash and $54,000 accrued compensation, lease operating expenses including taxes and royalties of $87,859, interest of $13,385, professional fees of $40,773 and other general operating expenses.

Net cash from investing activities

In the year ended June 30, 2023, cash expended on investing activities was $45,212 versus $556,007 in the year ended June 30, 2022. The significantly lower amount this fiscal year is attributable to the Company investing additional capital into existing projects versus the previous year which also included the initial acquisition costs and expenditures in connection with the Company’s interests in the Vitt, West Sheppard Pool and Pushmataha leases and some ongoing rework expenses at the original Blackrock Joint Venture.

Net cash from financing

Net cash from financing activities in the year ended June 30, 2023 totaled $438,475, which was predominantly comprised of private placements of equity securities during the year. In the previous year ended June 30, 2022 net cash from financing activities of $678,010 was predominantly comprised of private placements of equity securities and a convertible note agreement entered into in November 2021, pursuant to which we raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note. As of June 30, 2023, the Company had a remaining balance of $171,135 on the note and outstanding interest of $32,895. In July 2023, the Company reached an agreement with the Lender to temporarily suspend the monthly repayment requirement for three months, from July through September 2023. The note will continue to accrue the usual interest during this period.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2023, we had total assets of $915,701, comprised primarily of cash of $214,316, oil and gas properties of $701,289 and other assets of $96. As of June 30, 2023, we had total liabilities of $346,155, primarily comprised of convertible debt and related interest payable of $204,030 and deferred and accrued compensation of $142,125.

The Company had a net loss of $529,014 for the year ended June 30, 2023 and an accumulated deficit of $835,304. As at June 30, 2023, we had working capital of approximately $72,287. We are still a development stage company and to date we have only achieved limited revenues from operations and anticipate that operating revenues will continue to be limited until the Company is in a position to commit substantial capital resources to its operations.

In the 2023 fiscal year, the Company anticipates cash needs of at least a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $529,014 for the year ended June 30, 2023 and an accumulated deficit of $835,304 as of the same date. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $72,287 as at June 30, 2023. In the 2023 fiscal year, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and a further $300,000 for operations and continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

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

At the end of the period covered by this Annual Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. We identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Material Weaknesses and Corrective Actions

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position with the Company

Thomas Lapinski	79	Executive Chairman, Director
Jonathan Herzog	52	President, Chief Executive Officer, Chief Financial Officer, Secretary

Thomas Lapinski – Mr. Thomas Lapinski has been the Chairman and a Director of Okmin Resources, Inc. since its inception in December 2020. Mr. Lapinski was a founder and Chief Executive Officer of Torchlight Energy, Inc. from 2010 through 2015. From 2002 to the present, Mr. Lapinski has engaged in consulting work on evaluating exploration, acquisition and re-development opportunities in the Rocky Mountain Region, Texas Gulf Coast, Mid-Continent, the Middle East, and South America. From September 1996 to June 2002, Mr. Lapinski served as President of Stephens Energy International. Prior to that, Mr. Lapinski spent over 30 years in senior positions with Amoco Corporation. Mr. Lapinski’s expertise is in project evaluations, operations management and strategic planning with experience throughout the Rocky Mountain region, Alaska, U.S. mid-continent, the U.S. Gulf Coast and international arenas. With Amoco, he has held numerous positions, including Division Geophysicist for Rocky Mountain Area, Regional Geophysicist for Africa and the Middle East, Exploration Manager for North and West Africa, President-Amoco Morocco, President-Amoco Turkey, General Manager-Amoco Kenya, Exploration Manager Gulf Coast, Regional Exploration Manager for Southern and Eastern U.S., and Manager for Resource and Business Development in Southern Rocky Mountain Area. Mr. Lapinski also spent time on a special project for the Chairman of Amoco on key strategic planning issues where he was responsible for long-term monetization of Amoco’s North American asset base. Mr. Lapinski received a degree in Geophysical Engineering from the Colorado School of Mines in 1966.

We appointed Mr. Lapinski a member of the Board of Directors based on his knowledge and experience in the oil and gas industry. Mr. Lapinski’s ability to identify and evaluate opportunities is an important part of our continued success.

Jonathan D. Herzog - Mr. Jonathan Herzog has been a Director and the President and Chief Executive Officer of Okmin Resources, Inc. since its inception in December 2020. Mr. Herzog has over 25 years of corporate and senior management experience. During the past five years, Mr. Herzog has served as an executive officer and director of Chabad of the Valley, a non-profit umbrella organization in Los Angeles, which oversees multiple community centers and many charitable and social service programs. Additionally, during this time, Mr. Herzog has been self-employed as a corporate and investor relations consultant for both private and public companies. From 2015 to 2016, Mr. Herzog served as President and a Director of Intelligent Buying, Inc. From 1995 to 1999, Mr. Herzog was a licensed Securities Dealer and Designated Trading Representative at Bell Securities Limited (now known as Bell Potter Securities), a member firm of the Australian Stock Exchange. In 2002, Mr. Herzog relocated to the United States and served as the President of Avenue Energy, Inc., achieving the transition from newly formed oil and gas exploration company to an oil producer in 2003. Mr. Herzog also served as a Director on the Board of various other companies, including: Avenue Group and its subsidiary companies, Bickhams Media and VideoDome Networks, which were acquired by ROO Group, Inc in 2004. Mr. Herzog was a Fellow of the Australian Institute of Company Directors from 1993 to 2011. Mr. Herzog holds a Bachelors Degree in Economics from Monash University in Melbourne, Australia.

Directors hold office until the next annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office at the pleasure of the Company’s Board of Directors, and are subject to removal at any time by the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

Code of Ethics

As a recently registered reporting company under the Exchange Act, the Company has not yet adopted a code of ethics as contemplated by Item 406 of Reg. S-K that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by Nevada law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the Company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended June 30, 2023, have been fulfilled with the following exceptions:

As of the fiscal year ended June 30, 2023, the Aharonoff Family Trust has not filed its initial Form 3. The Company intends to assist the stockholder in its filing of Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

With the exception of the Company’s President, Chief Executive Officer and Chief Financial Officer, Jonathan Herzog, as detailed below, the Company has not paid compensation to its executive officers. To date, the Company also has not paid any compensation to directors for their service as such.

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

From inception through October 2021, the Company paid no cash compensation to any officer or director for their service as such. Commencing as of November 1, 2021, the Company agreed to compensate Mr. Herzog with $6,750 per month in cash compensation, together with a further $6,750 monthly to be accrued and deferred until management determines that the Company is in a position to make such payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms as President, Chief Executive Officer and Chief Financial Officer. As of the fiscal year ended June 30, 2023, the Company has accrued $135,000 in outstanding compensation. Such accrued amounts may be paid in cash or may be paid through the issuance of common stock or preferred stock in lieu of cash payments.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended June 30, 2023 and June 30, 2022, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Name and principal position	Year	Salary Paid in Cash	Salary Accrued	Other Compensation	Total Compensation

Jonathan Herzog,	2023	$81,000	$81,000	$—	$162,000
President, CEO and CFO	2022	54,000	54,000	—	108,000

Thomas Lapinski,	2023	$—	$—	$—	$—
Chairman	2022	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards to executive officers during the year ended June 30, 2023.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended June 30, 2023 and 2022.

Option Exercises

There were no options exercised by our named officers during the years ended June 30, 2023 and 2022.

Compensation of Directors

As of the year ended June 30, 2023, our directors did not earn compensation for the years ended June 30, 2023 and 2022.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of September 21, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Ownership of Common Stock (1)
Jonathan Herzog (2)	80,000,000	48.8%
Thomas Lapinski (3)	20,200,000	17.7%
Roy Mansano (4)	13,318,000	10.8%
Aharonoff Family Trust (5)	12,500,000	11.0%
Shmuel Naparstek	7,600,000	6.7%
All officers and directors as a group (2 persons)	100,200,000	66.5%

(1)	Based on 113,951,875 shares of common stock outstanding as of September 21, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of September 21, 2023 for each stockholder. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of September 21, 2023. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 30,000,000 shares of common stock of the Company, and (ii) 50,000,000 shares of common stock of the Company issuable upon conversion of 5,000,000 shares of Series A Preferred Stock held by Mr. Herzog. Each share of Series A Preferred Stock (i) may be converted at $0.01 per preferred share into 10 shares of common stock, and (ii) has voting rights of ten votes per share.
(3)	Includes 200,000 shares beneficially owned by Judy Lapinski, the spouse of Thomas Lapinski.
(4)	Includes 3,000,000 shares of common stock owned directly by Mr. Mansano plus the following additional shares owned indirectly by Mr. Mansano through a private company he controls: 1,250,000 shares of common stock, 6,801,000 shares of common stock issuable upon full conversion of the currently outstanding principal amount and accrued interest of the Company’s convertible note held by Mr. Mansano (the “Convertible Note”), and 2,267,000 shares of common stock issuable upon exercise of the warrants that would be issued upon full conversion of the Convertible Note.
(5)	Voting and investment power of the Aharonoff Family Trust is held by Daniel and Vardit Aharonoff.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2023 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that there are no “independent directors” under the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BF Borgers CPA PC served as our independent auditors for the years ended June 30, 2023 and 2022. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended June 30, 2023 and 2022.

	Fiscal Year Ended June 30,
	2023	2022

Audit fees	$22,700	$15,160
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$22,700	$15,160

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2023 or 2022.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Okmin Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission on September 23, 2022).

3.2	Bylaws of Okmin Resources, Inc. (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

3.3	Certificate of Designation for Series A Convertible Preferred Stock of Okmin Resources, Inc. (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

3.4	Certificate of Amendment to Articles of Incorporation of Okmin Resources, Inc. (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

4.1	Form of Secured Convertible Loan Agreement by and between Roy Mansano MD APMC and Okmin Resources, Inc. dated November 17, 2021 (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

10.1	Joint Venture Agreement by and between Blackrock Energy, LLC and Okmin Resources, Inc. dated February 18, 2021 (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

10.2	Agreement for Vitt Lease by and between Earnest Ashlock, J&S McCoy Enterprises, LLC and Okmin Resources, Inc. dated July 1, 2021 (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

10.3

Joint Venture Agreement (West Sheppard Pool Field) by and between Blackrock Energy, LLC and Okmin Resources, Inc. dated November 29, 2021 (Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on December 29, 2021).

10.4

Joint Venture Agreement (Pushmataha) by and between Blackrock Energy, LLC and Okmin Resources, Inc. dated November 29, 2021 (Incorporated by reference to the Form 10/A Registration Statement filed with the Securities and Exchange Commission on February 10, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2023

Okmin Resources, Inc.

By:	/s/ Jonathan Herzog
Jonathan Herzog
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Herzog	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 28, 2023
Jonathan Herzog

/s/ Thomas Lapinski	Chairman and Director	September 28, 2023
Thomas Lapinski

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints Jonathan Herzog, our Chief Executive Officer and Chief Financial Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Herzog	Chief Executive Officer, Chief Financial Officer and Director	September 28, 2023
Jonathan Herzog	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Okmin Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Okmin Resources, Inc. (the "Company") as of June 30, 2023 and June 30, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the period December 18, 2020 (Inception) through June 30, 2022 and through June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for the period December 18, 2020 (Inception) through June 30, 2022 and through June 30, 2023, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

September 28, 2023

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$214,316	$214,307
Production revenue receivable	—	29,430
Prepaid expenses	96	—
Total current assets	214,412	243,737

Oil and gas properties, net	544,271	528,622
Black Rock Joint Venture	157,018	127,455
Other assets and restricted cash	—	96
Total noncurrent assets	701,289	656,173

TOTAL ASSETS	$915,701	$899,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$1,306
Accrued liabilities	142,125	54,000
Total current liabilities	142,125	55,306

Long term liabilities:
Accrued interest payable	32,895	13,385
Note payable	171,135	219,260

Total liabilities	346,155	287,951

Commitments and contingencies	—	—

Stockholder's Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2023 and 2022, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 113,432,500 and 100,430,000 issued and outstanding at June 30, 2023 and 2022, respectively	11,343	10,043
Additional paid-in capital	1,393,007	907,707
Accumulated deficit	(835,304)	(306,290)
Total stockholder’s equity	569,546	611,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$915,701	$899,911

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30, 2023	June 30, 2022
Revenue
Oil and gas sales	$114,098	$91,838

Cost of revenue	260,768	90,001
Gross profit	$(146,670)	$1,837

Operating expenses:
General and administrative expense	380,747	236,206
Depreciation, depletion and amortization	3,970	—

Total operating expenses	$384,717	$236,206

Loss from operations	$(531,387)	$(234,369)

Other income
Interest income	2,373	—

Loss before taxes	(529,014)	(234,369)

Provision for income taxes	—	—

Net loss	$(529,014)	$(234,369)

Net income (loss) per share
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic	109,138,760	94,058,931
Diluted	166,697,319	136,420,733

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2023 and 2022

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	—	$—	82,280,000	$8,228	$451,272	$(71,921)	$387,579
Shares issued for cash	—	—	15,540,000	1,554	386,946	—	388,500
Shares issued for services	5,000,000	500	1,360,000	136	38,364	—	39,000
Shares used for financing (Note 9)	—	—	1,250,000	125	31,125	—	31,250
Net loss	—	—	—	—	—	(234,369)	(234,369

Balance June 30, 2022	5,000,000	500	100,430,000	10,043	907,707	(306,290)	611,960

Shares issued for cash	—	—	10,037,500	1,004	400,496	—	401,500
Shares issued for services	—	—	2,965,000	297	84,803	—	85,100
Net loss	—	—	—	—	—	(529,014)	(529,014)

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year	Year
	Ended	Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities
Net loss	$(529,014)	$(234,369)
Adjustments to reconcile net loss to net cash from operations:
Accrued Product Sale (O&G)	29,430	—
Prepaid Deposit	—	25,000
Security Deposit	19,510	—
Production revenue receivable	—	(29,430)
Accounts payable and accrued liabilities	86,820	55,601
Net cash from operating activities	(393,254)	(183,198)

Cash Flows From Investing Activities
Investment in oil and gas properties	$(45,212)	$(556,077)

Net cash from investing activities	(45,212)	(556,077)

Cash Flows From Financing Activities
Note Payable	(48,125)	219,260
Issuance of common stock	486,600	458,250
Issuance of preferred stock	—	5,000

Net cash from financing activities	438,476	678,010

Net change in cash	9	(61,265)
Cash - beginning of period	214,307	275,572
Cash - end of period	$214,316	$214,307

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

As an early-stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, investing in lower profile rework and recompletion opportunities with lower entry costs. The company's initial projects are located in Oklahoma and Kansas.

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

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2023, the Company cash equivalents totaled $214,316.

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

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

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

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

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

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of June 30, 2023, additional expenditures beyond the purchase totaled $101,000. In the fiscal year ended June 30, 2023, the Company received marginal revenue from the project amounting to $5,209.

West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash and has incurred lease operating expenditures of approximately $31,386 for the year ending June 30, 2023. In the fiscal year ended June 30, 2023, the Company received production revenue of $1,948 prior to lease operations being suspended.

The 26 existing wells on the leases range from 850 feet to 1950 feet in depth with gas production from several zones as their main objective.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash. In the fiscal year ended June 30, 2023, lease operating expenditures at Pushmataha were $69,186 with additional gas fees, transportation and taxes aggregating $18,440. Additionally, there were capital expenditures of $21,256 on the project, including a hydrocarbon survey.  In the fiscal year ended June 30, 2023, the Company achieved production revenues of $60,066 from this project.

4. REVENUES AND COST OF REVENUES

For the year ended June 30, 2023, the Company had production revenue of $114,098 compared to revenue of $91,838 for the year ended June 30, 2022. Refer to the table below of production and revenue through June 30, 2023. For the years ended June 30, 2023 and June 30, 2022 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $260,768 and $90,001 respectively.

	Oil Production	Gas Production
Fiscal Year	(BBLS)	(MCF)	Oil Revenue	Gas Revenue	Total Revenue

2022	667	9,450	$54,702	$37,136	$91,838
2023	687	20,893	47,747	66,351	114,098

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 49% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At June 30, 2023, the Company had 113,432,500 shares of its common stock issued and outstanding.

The Company has issued the following shares for cash pursuant to private placements:

In October 2021, the Company completed a Private Placement of 20,000,000 shares for aggregate proceeds of $500,000.

On April 26, 2022, the Company issued 4,000,000 common shares to two individuals in a private placement for proceeds of $100,000. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

During the year ended June 30, 2023, the Company completed the private placement of 10,037,500 equity units at a price of $0.04 per unit. Each unit consists of one common share and 0.5 of a warrant. Each full warrant is exercisable to buy one additional share of common stock at a price of $0.05 until December 2024. A total of 10,037,500 common shares and 5,018,750 were issued in this placement for gross proceeds of $401,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

In the Company’s efforts to conserve limited liquidity, these shares included shares of common stock issued during the fiscal years ended June 30, 2022 and 2023 in lieu of services or in connection with financing as follows:

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

6. NET LOSS PER COMMON SHARE

A reconciliation of the components of net loss per common share for the years ended June 30, 2023 and 2022 are presented below:

	2023	2022

Net loss	$(529,014)	$(234,369)

Basic weighted average number of common shares outstanding	109,138,760	94,058,931

Effect of dilutive securities
Preferred Stock	50,000,000	50,000,000
Convertible Debt	7,558,559	7,700,000
Effect of dilutive securities	57,558,559	57,000,000

Diluted weighted average number of common shares outstanding	166,697,319	136,420,733

Basic and diluted loss per common share	$(0.00)	$(0.02)

OKMIN RESOURCES INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

7. STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2023.

8. INCOME TAXES

Net operating loss carry forwards of approximately $835,304 at June 30, 2023 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $175,414 at June 30, 2023.

9. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $529,014 for the year ended June 30, 2023 and an accumulated deficit of $835,304 as of June 30, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had working capital of $72,287 as at June 30, 2023. In the upcoming 2024 fiscal year, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

10. CONVERTIBLE NOTE

In November 2021, the Company entered into a convertible note agreement pursuant to which it raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. As of June 30, 2023, the Company had an outstanding balance of $171,135 and accrued interest of $32,895 payable on the convertible note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

11. SUBSEQUENT EVENTS

a)	In August 2023, the Company issued a total of 519,375 common shares to its consulting geologist and another consultant for services rendered in lieu of cash under the following terms:

•	59,375 shares at a deemed price of $0.12 per share for services valued at $7,125
•	460,000 shares at a deemed price of $0.22 per share for services valued at $101,200

b)	In July 2023, the Company reached an agreement with the holder of its Convertible Note to temporarily suspend the monthly repayment requirement for three months, from July through September 2023. The note will continue to accrue interest during this period.

