Form 10-Q
period 2023-09-30
OKMIN RESOURCES, INC.
filed 2023-11-20
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

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

As of November 5, 2023, there were 113,951,875 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

September 30, 2023

SIGNATURES	20

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the Securities and Exchange Commission (“SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Okmin Resources, Inc. and its subsidiaries.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,895	$214,316
Production revenue receivable	8,724	—
Prepaid expenses	96	96
Total current assets	153,715	214,412

Oil and gas properties, net	543,581	544,271
Black Rock Joint Venture	156,470	157,018
Other assets and restricted cash	76,169	—
	776,220	701,289

TOTAL ASSETS	$929,935	$915,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$340	$—
Accrued liabilities	155,250	142,125
Total current liabilities	155,590	142,125

Long term liabilities:
Accrued interest payable	37,174	32,895
Note payable	171,135	171,135
Total long term liabilities	208,309	204,030

Total liabilities	363,899	346,155

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2023 and June 30, 2023	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 113,951,875 and 113,432,500, respectively, issued and outstanding at September 30, 2023 and June 30, 2022	11,395	11,343
Additional paid-in capital	1,501,280	1,393,007
Accumulated deficit	(947,139)	(835,304)
Total stockholders’ equity	566,036	569,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$929,935	$915,701

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Revenue
Oil and gas sales	$22,677	$42,232

Cost of revenue	32,247	54,746
Gross profit	(9,570)	(12,513)

Operating expenses:
General and administrative expense	104,928	116,667
Depreciation, depletion and amortization	1,238	—
Total operating expenses	106,166	116,667

(Loss) income from operations	(115,736)	(129,181)
Other Income
Interest Income	3,901	—

(Loss) income before taxes	(111,835)	(129,181)

Provision for income taxes	—	—

Total net (loss) income	$(111,835)	$(129,181)

Net income (loss) per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	113,759,443	100,572,011
Diluted	170,656,308	158,272,011

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2022	5,000,000	500	100,430,000	10,043	907,707	(306,290)	611,960

Shares issued for cash	—	—	6,375,000	638	254,362	—	255,000
Shares issued for services	—	—	315,000	31	12,569	—	12,600
Net loss	—	—	—	—	—	(129,181)	(129,181)

Balance, September 30, 2022	5,000,000	$500	107,120,000	$10,712	$1,174,638	$(435,471)	$750,379

Shares issued for cash	—	—	3,662,500	366	146,134	—	146,500
Shares issued for services	—	—	2,650,000	266	72,234	—	72,500
Net loss	—	—	—	—	—	(399,833)	(399,833)

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	519,375	51	108,274	—	108,325
Net loss	—	—	—	—	—	(111,835)	(111,835)

Balance, September 30, 2023	5,000,000	$500	113,951,875	$11,395	$1,501,280	$(947,139)	$566,036

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net (loss)	(111,835)	(129,181)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and Amortization	1,238	—
Accrued Product Sale (O&G)	—	(6,818)
Deferred Expense	(75,912)	—
Production revenue receivable	(8,724)	(24,170)
Accounts receivable related party	(258)
Accounts payable and accrued liabilities	17,745	38,991
Net cash from operating activities	(177,746)	(120,542)

Cash Flows from Investing Activities
Investment in Oil and Gas Properties	—	(10,689)
Net cash from investing activities	—	(10,689)

Cash Flows from Financing Activities
Note Payable	—	(13,125)
Issuance of Common Stock	108,325	267,600
Common Stock Issuable	—	75,000
Net cash from financing activities	108,325	329,475

Net change in cash	(69,421)	198,244
Cash - beginning of period	214,316	214,307
Cash - end of period	144,895	412,551

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

1.       ORGANIZATION AND NATURE OF OPERATIONS

Business description

Okmin Resources, Inc. (collectively with its subsidiaries, “Okmin” or the “Company”) was incorporated in Nevada in December 2020 to engage in the business of the acquisition, exploration and development of oil and gas properties, mineral rights, and other natural resource assets.

As a development-stage company, Okmin has been focused on the acquisition and development of domestic oil and gas fields, and investing in lower profile rework and recompletion opportunities with lower entry costs. The Company's initial projects are located in Oklahoma and Kansas.

The Company has two wholly owned subsidiaries that conduct oil and gas activities: Okmin Operations, LLC, organized on May 25, 2021 in the State of Kansas, and Okmin Energy LLC, organized on November 21, 2021 in the State of Oklahoma.

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma;
2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas;
3)	A 50% Joint Venture interest in West Sheppard Pool, a natural gas project in North East Oklahoma; and
4)	A 50% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma.

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

Basis of Presentation

The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

The financial statements are presented on a consolidated basis and include all of the accounts of Okmin and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results for the interim period are not necessarily indicative of the results to be expected for the year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 28, 2023.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $111,835 for the three months ended September 30, 2023 and an accumulated deficit of $947,139 as of September 30, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $1,875 as at September 30, 2023 and management believes that the Company will require additional working capital for the remainder of the 2024 fiscal year. For the 2024 fiscal year which started in July, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on oil and gas properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2023 and June 30, 2023, the Company cash equivalents totaled $144,895 and $214,316 respectively.

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

3.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres. In the three months ended September 30, 2023, lease operating expenses across the extended Joint Venture totaled $13,548. Our share of revenues attributable to the Joint Venture totaled $14,556.

Pursuant to the foregoing Joint Venture Agreements, the Company has acquired working interests in the following leases:

50% Working Interest

•	Chain Lease – 160 Acres in Okmulgee County
•	Burke Lease – 40 Acres in Okmulgee County
•	Preston Lease – 80 Acres in Okmulgee County
•	Goldner Lease – 160 Acres in Okmulgee County
•	Peavler Lease – 80 Acres in Okmulgee County
•	Anthony Lease – 70 Acres in Muskogee County
•	Calley Lease – 40 Acres in Okmulgee County
•	Abbey Lease – 40 Acres in Okmulgee County
•	Duffy Lease – 40 Acres in Okmulgee County
•	Shanks Lease – 160 Acres in Okmulgee County
•	Waldrip Lease – 80 Acres in Okmulgee County
•	Circle V Lease – 236 Acres in Okmulgee County
•	Hessom Lease – 183 Acres in Okmulgee County
•	Chastain Lease – 80 Acres in Okmulgee County

25% Working Interest

•	Hollingsworth Lease – 80 Acres in Okmulgee County

There are no proven reserves of any classification in the Blackrock Joint Venture leases.

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of our last fiscal year end on June 30, 2023, additional expenditures beyond the purchase totaled approximately $101,000. During the three months ended September 30, 2023, the Company’s expenditures at the Vitt Lease totaled $5,200. For the three months ended September 30, 2023, the Company received $1,972 in revenues from the project compared to revenues for the three months ending September 30, 2022 of $2,317.

West Sheppard Pool Field in North East Oklahoma

In August 2021, the Company entered into an option agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. In November 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock at a cost of $150,000 in cash. In the three months ended September 30, 2023, the Company’s commitments and expenditures at West Sheppard Pool were $7,094.

During the quarter ended September 30, 2023, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in the three months ended September 30, 2023 the Company recorded no revenues from the project compared to revenues for the three months ending September 30, 2022 of $1,948.

The 26 existing wells on the leases range from 850 feet to 1950 feet in depth with gas production from several zones as their main objective. Prior to the suspension of activities following a compressor outage, only 6 of the 26 wells on the property were selling into the pipeline and subsequently an additional 4 wells were connected in late 2022, so in total there are now 10 of the 26 wells at West Sheppard Pool connected, which will be ready to sell gas once there is a resolution to the pipeline issue.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526.

In the three months ended September 30, 2023, the Company’s lease operating expenditures on the project were $3,673 with additional gas fees, transportation and taxes aggregating $2,713. For the three months ended September 30, 2023 the Company recorded $6,149 in revenues from the project compared to revenues for the three months ending September 30, 2022 of $15,990.

For the three months ended September 30, 2023, the Company had production revenues of $22,677. Our cost of revenue, consisting of lease operating expenses and production and excise taxes was $32,247 plus depreciation expense of $1,238, reflecting the fact that production costs continue to be higher during the reworking phases of the projects as these are older leases that require rehabilitation and ongoing reworks to re-establish production activity.

The Company’s work program will require further additional lease operating expenditures that are likely to exceed production revenues for the foreseeable future, as it seeks to improve infrastructure on the leases and optimize the production potential of the existing oil and gas wells on site.

	Oil			Natural Gas
	Production	Avg. Cost	Avg. Sales Price	Production	Avg. Cost	Avg. Sales Price	Total Revenue
Project	(BBLS)	($)	($)	(MCF)	($)	($)	($)

Black Rock JV	200	62	72.31	375	—	0.21	14,556

Pushmataha	—	—	—	2,845	1	2.16	6,149

West Sheppard	—	—	—	—	34	—	—

Vitt Lease	26.4	197	74.71	—	—	—	1,972

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

4.        STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of September 30, 2023, the Company had 113,951,875 shares of its common stock issued and outstanding.

In the Company’s efforts to conserve limited liquidity, during the period ended September 30, 2023, the Company issued a total of 519,375 common shares to its consulting geologist and another consultant for services rendered in lieu of cash under the following terms:

•	59,375 shares at a deemed price of $0.12 per share for services valued at $7,125

•	460,000 shares which vest quarterly, at a deemed price of $0.22 per share. During the three months ended September 30, 2023 we expensed $25,300 in connection with this.

5.        NET INCOME PER COMMON SHARE

A reconciliation of the components of basic and diluted net income per common share for the three months ended September 30, 2023 is presented below:

	Three Months Ended September 30, 2023
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(111,835)	113,759,443	$(0.00)
Net loss attributable to common stock fully diluted	$(111,835)	170,656,308	$(0.00)

	Three Months Ended September 30, 2022
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(129,181)	100,572,011	$(0.00)
Net loss attributable to common stock fully diluted	$(129,181)	158,272,011	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

6.        INCOME TAXES

Net operating loss carry forwards of approximately $947,139 at September 30, 2023 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $198,899 at September 30, 2023.

7.        CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of September 30, 2023, the Company had an outstanding balance of $171,135 and accrued interest of $37,174 payable on the convertible loan. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

On January 3, 2023, the convertible loan agreement was amended to limit the Investor’s ability to convert the loan to only that portion of the outstanding loan amount that would result in the Investor being the beneficial owner of not more than 9.99% of the Company’s class of common stock. In the quarter ended September 30, 2023, the Company, in agreement with the Investor, temporarily suspended monthly repayments. The loan continued to accrue interest during this period.

8.        SUBSEQUENT EVENTS

On October 1, 2023, the Company established an Advisory Board to include seasoned professionals and industry experts to assist in the development of the Company.

On October 1, 2023, the Company entered into an Advisory Board Member Agreement with Dr. John N. O’Brien pursuant to which Dr. O’Brien was appointed by the Company as Senior Advisory Board Member to its Board of Advisors. In consideration of Dr. O’Brien’s appointment to the Company’s Board of Advisors, the Company agreed to issue to Dr. O’Brien an aggregate of 200,000 restricted shares of its common stock.

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of September 30, 2023 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Okmin Resources, Inc. and its subsidiaries.

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

The Company has two wholly owned subsidiaries that conduct oil and gas activities, Okmin Operations, LLC, incorporated on May 25, 2021 in the State of Kansas, and Okmin Energy LLC, incorporated on November 21, 2021 in the State of Oklahoma.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the three months ended September 30, 2023, lease operating expenses across the extended Joint Venture totaled $13,548 and our share of the Joint Venture recorded revenues of $14,556 from oil and gas sales, predominantly oil, compared with $13,120 in revenues for the corresponding three months ended September 30, 2022.

Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present, five of the nine oil wells are pumping. In September 2023, the operator began a rework program for five of the producing wells on the lease. As of our last fiscal year end on June 30, 2023, additional expenditures beyond the purchase totaled approximately $101,000. During the three months ended September 30, 2023, the Company’s expenditures at the Vitt Lease totaled $5,200. For the three months ended September 30, 2023, the Company received $1,972 in revenues from the project compared to revenues for the three months ending September 30, 2022 of $2,317.

The Vitt Lease has now become a small nominal producing lease, though not on a consistent basis as we continue to encounter various maintenance issues that have to be addressed. The Company continues to explore a number of possibilities for the Vitt Lease, which may include involving a partner in its further development.

West Sheppard Pool

In November 2021, the Company entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma, with an upfront cost of $150,000 plus some ancillary costs and an anticipated initial rework budgeted at $100,000. The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Following the acquisition of the leases, the operator began to assess the inventory of wells and equipment on site. Initial work focused on improving the flow lines, water congestion issues and electronic metering. After some minor repairs, gas flowed at 25 to 50 MCFD. Additional work continued until gas sales were suspended, as the gas pipeline company had an equipment failure at its compressor station three miles away. In order to justify its investment in upgraded equipment, the gas pipeline company is now requiring local operators to provide additional production throughput which sends more gas into the system.

Prior to the suspension of activities following a compressor outage, six of the 26 wells on the property were selling into the pipeline. 4 additional wells were connected in late 2022, for a total of 10 wells which will be ready to sell gas upon the resumption of the necessary throughput via the pipeline. Additionally, further trenching work was conducted to lay flow lines with associated valve requirements.

In June 2023, the Company entered into a gas gathering agreement together with the owners of the adjacent East Sheppard Pool project (East and West Sheppard Pool hereinafter referred to as “Sheppard Pool”). Pursuant to the agreement, the parties at Sheppard Pool agreed to collaborate to enhance gas flow outcomes into the numerous entry points of the local pipeline system. Since the compressor station at West Sheppard Pool has been shut down since late last year, this agreement allows gas produced at West Sheppard Pool by Okmin to flow into the pipeline access at the East Sheppard Pool field at no cost. At the same time, the operator of the East Sheppard Pool field has been granted access to channel numerous wells that sit dormant on their field via the master meter at West Sheppard Pool at no cost.

Pursuant to this arrangement, the operator at East Sheppard Pool shall utilize its knowledge and expertise of the greater area and to conduct further work on the Company’s West Sheppard Pool leases. For the last several months, the East Sheppard Pool operator has been acting as the de facto operator of the combined Sheppard Pool in anticipation of a potential new agreement to optimize production from the property. Both parties have also agreed to grant each other preferential rights of purchase over their respective lease holdings at Sheppard Pool in the event of any potential sale being proposed by one of the parties.

Beyond the agreement detailed above, the operator believes that the property has additional developmental opportunities, including the potential to expand production of the existing 26 wells from new zones, and spacing to drill additional wells.

In the three months ended September 30, 2023, the Company’s commitments and expenditures at West Sheppard Pool were $7,094.

As a result of the suspended activities, in the three months ended September 30, 2023, the Company recorded no revenues from the project compared to revenues for the three months ending September 30, 2022 of $1,948.

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

The Company has a 50% ownership interest in the Joint Venture with Blackrock. The leases owned by the Joint Venture are subject to landowner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has seven existing gas wells ranging in depth from 10,000 - 12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100 - 300 thousand cubic feet per day (MCFD). Through the fiscal year ended June 30, 2023, we recorded $60,066 in revenues from gas sales at the project. Earlier in the fiscal year ended June 30, 2023, the wells were shut in, as the operator awaited repairs to a gas leak by the pipeline owner to the pipeline gathering system. The operator subsequently resumed production on the leases.

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

In July 2022, a hydrocarbon survey was conducted across these leases utilizing a third party patented remote sensing technology, which has provided the operator with valuable data in charting the potential for the future development of this project. There is also space to drill new gas wells on the 3,840-acre leasehold, using the hydrocarbon mapping as a tool to locate the optimal drilling locations in these reservoirs.

In the three months ended September 30, 2023, the Company’s lease operating expenditures on the project were $3,673 with additional gas fees, transportation and taxes aggregating $2,713. For the three months ended September 30, 2023 the Company recorded $6,149 in revenues from the project compared to revenues for the three months ending September 30, 2022 of $15,990.

The operator believes with additional capital expenditures for reworking and recompletion efforts it can further optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

-----------------------------------------------

Management is actively evaluating various new strategic investment and acquisition opportunities in the resources sector, including opportunities to potentially broaden our activities beyond the development of conventional oil and gas projects. To assist in this process, the Company has established a Board of Advisors and appointed Dr. John N. O’Brien as a Senior Advisory Board Member. Dr. O’Brien brings over forty-five years of experience in the energy business as an energy industry thought leader and an expert in the analysis of economics, regulation and technology. Dr. O’Brien is a former Commissioner on the Florida Energy Commission and Chair of its Climate Change Subcommittee. He previously served 10 years as a Full Scientist at the U.S. Department of Energy’s Brookhaven National Laboratory in its Department of Nuclear Energy, and also served as CEO of several significant energy firms. Currently he is the President and CEO of Vista Consulting Group.

No agreements to acquire new assets or interests have been reached, and any future agreements would be subject to the Company being able to secure adequate additional financing.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2023 and 2022

Revenue

We generated $22,677 in revenue from oil and gas sales for the three months ended September 30, 2023, as compared to $42,232 in revenues generated in the three months ended September 30, 2022. Revenues in the current quarter were lower than the corresponding quarter last year due to significantly lower natural gas prices, the suspension of gas sales at West Sheppard Pool and ongoing maintenance issues. We also recorded $3,901 in interest income from our cash balances in the three months ended September 30, 2023.

General and Administrative Expense

General and administrative expenses decreased to $104,928 for the three months ended September 30, 2023 as compared to $116,667 for the three months ended September 30, 2022. This included $25,300 in non-cash items where stock was issued in lieu of cash for services and also $1,238 in depreciation expenses. Other expenses related to compensation, interest, rent, accounting and professional fees and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the three months ended September 30, 2023 was $111,834 compared to a net loss of $129,181 for the three months ended September 30, 2022. The Expenses during the three month period ended September 30, 2023, included: $33,485 in lease operating expenses (including taxes and royalties and depreciation), $40,500 in compensation (of which only half is being paid out at the present time, with the remainder being accrued as a payable), $4,278 in interest expense, a non-cash amount of $25,300 in connection with the services of outside consultants with stock issued in lieu of services, compliance listing fees of $7,980, legal and professional fees and other general and administrative expenses necessary for our operations. The net loss for the three months ended September 30, 2023 was lower, partly attributable to expenses during the comparative three month period ended September 30, 2022, including a higher amount of $54,042 in lease operating expenses; as the Company was in the process of advancing and expanding its oil and gas rework activities. Another significant reduction from the corresponding year was lower expenses in connection with compliance and listing fees, which were $7,980 in the three months ended September 30, 2023 versus a higher amount for the three months ending September 30, 2022 at $26,912, at the time when the Company was inaugurated as a publicly traded Company.

In the three months ended September 30, 2023, net cash used in investing activities was $Nil versus $10,689 in the previous corresponding three months ended September 30, 2022.

Net cash from financing

Net cash from financing activities in the three months ended September 30, 2023 totaled $108,273, which was predominantly comprised stock issued in lieu of services during the period. Net cash from financing activities in the corresponding three months ended September 30, 2022 totaled $329,475, which was significantly higher, attributable to a private placement of equity securities during that period.

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

As of September 30, 2023, we had total assets of $929,935, comprised primarily of cash and cash equivalents of $144,895, production revenue receivable of $8,724, oil and gas properties $700,050 and other assets of $76,169. As at September 30, 2023, we had total liabilities of $363,899, primarily comprised of convertible debt and related interest payable of $208,309 and accrued liabilities of $155,250 in deferred compensation expense.

We have substantial capital resource requirements and have incurred significant losses since inception. The Company had a net loss of $111,835 for the three months ended September 30, 2023 and an accumulated deficit of $947,139 as of September 30, 2023. The Company had a working capital deficit of $1,875 at September 30, 2023 and management believes that the Company will require additional working capital for the remainder of the 2024 fiscal year. For the 2024 fiscal year, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $111,835 for the three months ended September 30, 2023 and an accumulated deficit of $947,139 as of September 30, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $1,875 as at September 30, 2023 and management believes that the Company will require additional working capital for the remainder of the 2024 fiscal year. For the 2024 fiscal year starting in July, the Company anticipates cash needs of a minimum of $600,000, of which approximately $300,000 is for general corporate overhead and $300,000 for continued work on existing properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

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

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2022 and 2023, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

 The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended June 30, 2023. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2023 Company issued an aggregate of 519,375 shares of common shares in consideration for services as follows:

•

On August 11, 2023, effective as of August 1, 2023 (the “Effective Date”), the Company issued an aggregate of 460,000 shares of common stock to a consultant in consideration of investor relations and financial consulting services at a deemed price of $0.22 per share for services valued at $101,200. The shares vest as to (i) 115,000 shares on the Effective Date, (ii) 115,000 shares on the six (6) month anniversary of the Effective Date, (iii) 115,000 shares on the nine (9) month anniversary of the Effective Date, and (iv) 115,000 shares on the 12-month anniversary of the Effective Date.

•	On August 28, 2023, the Company issued 59,375 shares of common stock to its consulting geologist at a deemed price of $0.12 per share for services valued at $7,125.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 11, 2023, effective as of August 1, 2023 (the “Effective Date”), the Company entered into a consulting agreement (the “Agreement") with a consultant (the “Consultant”) pursuant to which the Consultant was issued an aggregate of 460,000 shares of common stock of the Company (the “Shares”) in consideration of investor relations and financial consulting services. The Shares are subject to a vesting schedule, as set forth above in Item 2. All un-vested Shares are held in escrow by the Company. The term of the Agreement is for a period of 12 months (the “Term”). If the Agreement is terminated prior to the expiration of the Term for any reason, (i) no further installments of the Shares will vest to Consultant, (ii) any un-vested Shares will be forfeited by Consultant, and (iii) such un-vested Shares will be returned to the Company for cancellation,

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKMIN RESOURCES INC.

Date: November 20, 2023	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
20