Form 10-Q
period 2023-12-31
OKMIN RESOURCES, INC.
filed 2024-02-14
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of February 5, 2024, there were 114,103,180 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

December 31, 2023

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,636	$214,316
Production revenue receivable	10,299	—
Prepaid expenses	96	96
Total current assets	123,031	214,412

Oil and gas properties, net	542,891	544,271
Black Rock Joint Venture	155,922	157,018
Other assets and restricted cash	76,720	—
	775,533	701,289

TOTAL ASSETS	$898,564	$915,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,000	$—
Accrued liabilities	195,750	142,125
Total current liabilities	200,750	142,125

Long term liabilities:
Accrued interest payable	41,364	32,895
Note payable	167,135	171,135
Total long term liabilities	208,499	204,030

Total liabilities	409,249	346,155

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2023 and June 30, 2023	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 114,103,180 and 113,432,500, respectively, issued and outstanding at December 31, 2023 and June 30, 2023	11,411	11,343
Additional paid-in capital	1,516,395	1,393,007
Accumulated deficit	(1,038,991)	(835,304)
Total stockholders’ equity	489,315	569,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$898,564	$915,701

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenue
Oil and gas sales	$22,789	$26,006	$45,465	$68,238

Cost of revenue	23,402	70,265	55,649	125,011
Gross profit	(613)	(44,259)	(10,184)	(56,773)

Operating expenses:
General and administrative expense	90,951	120,570	195,878	237,237
Depreciation, depletion and amortization	1,238	—	2,476	—
Total operating expenses	92,189	164,829	198,354	237,237

(Loss) income from operations	(92,802)	(164,829)	(208,538)	(294,010)
Other Income
Interest Income	950	1,250	4,851	1,250

(Loss) before taxes	(91,852)	(163,579)	(203,687)	(292,760)

Provision for income taxes	—	—	—	—

Total net (loss)	$(91,852)	$(163,579)	$(203,687)	$(292,760)

Net (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	114,009,437	109,554,239	113,884,440	105,063,125
Diluted	169,721,736	165,958,739	169,582,460	161,700,958

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2023 and 2022

(Unaudited)

					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2022	5,000,000	500	100,430,000	10,043	907,707	(306,290)	611,960

Shares issued for cash	—	—	9,037,500	902	360,596	—	361,500
Shares issued for services	—	—	2,715,000	272	72,328	—	72,600
Net loss	—	—	—	—	—	(292,760)	(292,760)

Balance, December 31, 2022	5,000,000	$500	112,182,500	$11,218	$1,340,632	$(599,050)	$753,300

Shares issued for cash	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	670,680	67	123,389	—	123,456
Net loss	—	—	—	—	—	(203,687)	(203,687)

Balance, December 31, 2023	5,000,000	$500	114,103,180	$11,411	$1,516,395	$(1,038,991)	$489,315

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net (loss)	$(203,687)	$(292,760)
Adjustments to reconcile net loss to net cash from operations:
Production revenue receivable	(10,299)	(47,740)
Prepaid expenses	—	(96)
Other assets and restricted cash	(76,720)	(3,907)
Accounts payable and accrued liabilities	58,625	71,483
Accrued interest payable	8,469	10,399
Net cash from operating activities	(223,612)	(262,621)

Cash Flows from Investing Activities
Investment in oil and gas properties	2,476	(15,152)
Net cash from (used in) investing activities	2,476	(15,152)

Cash Flows from Financing Activities
Issuance of common stock	123,456	434,100
(Repayment of) note payable	(4,000)	(27,125)
Net cash from financing activities	119,456	406,975

Net change in cash	(101,680)	129,202
Cash - beginning of period	214,316	214,307
Cash - end of period	112,636	$343,509

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

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

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $203,687 for the six months ended December 31, 2023 and an accumulated deficit of $1,038,991 as of December 31, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $77,719 as of December 31, 2023 and management believes that the Company will require additional working capital. For the remainder of the 2024 fiscal year ended June 30, 2024, the Company anticipates cash needs of approximately $230,000, of which approximately $130,000 is for general corporate overhead and $100,000 for continued work on oil and gas properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2023 and June 30, 2023, the Company cash equivalents totaled $112,636 and $214,316 respectively.

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

As of December 31, 2023

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

3.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres. In the six months ended December 31, 2023, lease operating expenses recorded across the extended Joint Venture totaled $24,500. Our share of revenues attributable to the Joint Venture totaled $32,931.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of our last fiscal year end on June 30, 2023, additional expenditures beyond the purchase totaled approximately $101,000. During the six months ended December 31, 2023, the Company’s expenditures at the Vitt Lease totaled $5,700. For the six months ended December 31, 2023, the Company received $1,972 in revenues from the project compared to revenues for the six months ending December 31, 2022 of $2,317.

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

During the six months ended December 31, 2023, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in the six months ended December 31, 2023 the Company recorded no revenues from the project compared to revenues for the six months ended December 31, 2022 of $1,948.

In the six months ended December 31, 2023, our partner and operator, Blackrock Energy, LLC agreed to a farmout agreement of its working interests in West Sheppard Pool (with the exception of a 2% overriding royalty interest maintained by Blackrock). Blackrock’s interests were transferred to Sheppard Pool Operating, LLC (hereinafter referred to as “SPO”), the owner of the adjacent East Sheppard Pool leases. SPO also became the Operator of record on the project. This does not change the Company’s working interests in the project. The Company and SPO had already previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system.

SPO has been utilizing its knowledge and expertise of the greater area to conduct further improvements on the West Sheppard Pool leases, though to date gas sales have not resumed. In the six months ended December  31, 2023, the Company’s expenditures at West Sheppard Pool were $7,094.

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Prior to the suspension of activities following a compressor outage, only 6 of the 26 wells on the property were selling into the pipeline. Subsequently an additional 4 wells were connected in late 2022, so in total there are now 10 of the 26 wells at West Sheppard Pool connected, which will be ready to sell gas once there is a resolution to the pipeline issue.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526.

In the six months ended December 31, 2023, the Company’s lease operating expenditures on the project were $11,191 with additional gas fees, transportation and taxes aggregating $4,761. For the six months ended December 31, 2023 the Company recorded $10,562 in revenues from the project compared to revenues for the six months ending December 31, 2022 of $41,188.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

For the six months ended December 31, 2023, the Company had production revenues of $45,465. Our cost of revenue, consisting of lease operating expenses and production and excise taxes was $55,649 plus depreciation expense of $2,476, reflecting the fact that production costs continue to be higher during the reworking phases of the projects as these are older leases that require rehabilitation and ongoing reworks to re-establish production activity.

The Company’s work program will require further additional lease operating expenditures that are likely to exceed production revenues for the foreseeable future, as it seeks to improve infrastructure on the leases and optimize the production potential of the existing oil and gas wells on site.

	Oil			Natural Gas
	Production	Avg. Cost	Avg. Sales Price	Production	Avg. Cost	Avg. Sales Price	Total Revenue
Project	(BBLS)	($)	($)	(MCF)	($)	($)	($)

Black Rock JV	462	53	70.92	583	—	0.23	32,931

Pushmataha	—	—	—	4,517	2	2.34	10,562

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	26.4	216	74.71	—	—	—	1,972

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

4.        STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2023, the Company had 114,103,180 shares of its common stock issued and outstanding.

During the six month period ended December 31, 2023, the Company issued the following shares of common stock in lieu of cash for services:

As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the six months ended December 31, 2023 we expensed $50,600 in connection with this agreement.

As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist.

On November 27, 2023, the Company issued 151,305 shares at a deemed price of $0.10 per share for services valued of $15,131 pursuant to an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work.

On October 1, 2023, the Company established an Advisory Board to include seasoned professionals and industry experts to assist in the development of the Company. On October 1, 2023, the Company entered into an Advisory Board Member Agreement with Dr. John N. O’Brien pursuant to which Dr. O’Brien was appointed by the Company as Senior Advisory Board Member to its Board of Advisors. In consideration of Dr. O’Brien’s appointment to the Company’s Board of Advisors, the Company agreed to issue Dr. O’Brien an aggregate of 200,000 restricted shares of its common stock (the “Shares”), subject to a vesting schedule. No Shares have been issued to Dr. O’Brien as of December 31, 2023.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

5.        NET INCOME PER COMMON SHARE

A reconciliation of the components of basic and diluted net income per common share for the three months and six months ended December 31, 2023 is presented below:

	Three Months Ended December 31, 2023
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(91,852)	114,009,437	$(0.00)
Net loss attributable to common stock fully diluted	$(91,852)	169,721,736	$(0.00)

	Six Months Ended December 31, 2023
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(203,687)	113,884,440	$(0.00)
Net loss attributable to common stock fully diluted	$(203,687)	169,582,460	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

6.        INCOME TAXES

Net operating loss carry forwards of approximately $1,038,991 at December 31, 2023 are available to offset future taxable income. Assuming an effective tax rate of 21%, this calculates to a potential net deferred tax asset of approximately $218,188 at December 31, 2023.

7.        CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of December 31, 2023, the Company had an outstanding balance of $167,135 and accrued interest of $41,364 payable on the convertible loan. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

On January 3, 2023, the convertible loan agreement was amended to limit the Investor’s ability to convert the loan to only that portion of the outstanding loan amount that would result in the Investor being the beneficial owner of not more than 9.99% of the Company’s class of common stock. Since November 2023, in view of currently low production revenues, the Company, in agreement with the Investor, has set monthly repayments at $2,000 until further notice and the loan continues to accrue interest during this period.

8.        SUBSEQUENT EVENTS

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of December 31, 2023 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the six months ended December 31, 2023, lease operating expenses including taxes recorded across the extended Joint Venture totaled $26,884 and our share of the Joint Venture recorded revenues of $32,931 from oil and gas sales, predominantly oil, compared with $22,785 in revenues for the corresponding six months ended December 31, 2022.

Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present, five of the nine oil wells are pumping. In September 2023, the operator began a rework program for five of the producing wells on the lease. As of our last fiscal year end on June 30, 2023, additional expenditures beyond the purchase totaled approximately $101,000. During the six months ended December 31, 2023, the Company’s expenditures at the Vitt Lease totaled $5,700. For the six months ended December 31, 2023, the Company received $1,972 in revenues from the project compared to revenues for the six months ending December 31, 2022 of $2,317.

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

During the six months ended December 31, 2023, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in the six months ended December 31, 2023 the Company recorded no revenues from the project compared to revenues for the six months ended December 31, 2022 of $1,948.

In the six months ended December 31, 2023, our partner and operator, Blackrock Energy, LLC agreed to a farmout agreement of its working interests in West Sheppard Pool (with the exception of a 2% overriding royalty interest maintained by Blackrock). Blackrock’s interests were transferred to Sheppard Pool Operating, LLC (hereinafter referred to as “SPO”), the owner of the adjacent East Sheppard Pool leases. SPO also became the Operator of record on the project. This does not change our working interests in the project. The Company and SPO had already previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system.

SPO has been utilizing its knowledge and expertise of the greater area to conduct further improvements on the West Sheppard Pool leases, though to date gas sales have not resumed. Recent work has included trenching and replacing gas gathering lines as numerous leaks were discovered in the older lines, which likely contributed to the lack of throughput to the compressor station. In the six months ended December  31, 2023, the Company’s expenditures at West Sheppard Pool were $7,094.

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. Prior to the suspension of activities following a compressor outage, only 6 of the 26 wells on the property were selling into the pipeline. Subsequently an additional 4 wells were connected in late 2022, so in total there are now 10 of the 26 wells at West Sheppard Pool connected, which will be ready to sell gas once there is a resolution to the pipeline issue.

In the six months ended December 31, 2023, the Company recorded expenditures at West Sheppard Pool of $7,094.

As a result of the suspended activities, in the six months ended December 31, 2023, the Company recorded no revenues from the project compared to revenues for the six months ending December 31, 2022 of $1,948.

The operator has identified five wells for reentry to perforate and fracture new zones for both oil and gas, and workover up to 10 other existing wells to increase production. There are also infill drilling prospects for new wells within the property. Any work is dependent upon obtaining additional capital, which could include adding an additional partner to fund this work program.

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

The existing seven wells show additional behind-pipe zones and the joint venture partners assessed recompleting a new zone in one of the wells called the KDC. The operator had a rig out on site at KDC in late January 2023 and commenced some work on the well and were planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have temporarily deferred pursuing this active rework activity during the current downturn in natural gas pricing or until additional capital is available.

A hydrocarbon survey was conducted in July 2022 across these leases utilizing a third party patented remote sensing technology. The survey has provided the operator with valuable data in charting the potential for the future development of this project. There is also space to drill new gas wells on the 3,840-acre leasehold, using the hydrocarbon mapping as a tool to locate the optimal drilling locations in these reservoirs.

In the six months ended December 31, 2023, the Company’s lease operating expenditures on the project were $11,191 with additional gas fees, transportation and taxes aggregating $4,761. For the six months ended December 31, 2023 the Company recorded $10,562 in revenues from the project compared to revenues for the six months ending December 31, 2022 of $41,188.

The operator believes with additional capital expenditures for reworking and recompletion efforts it can further optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

-----------------------------------------------

Management is actively evaluating various new strategic investment and acquisition opportunities in the resources sector, including opportunities to potentially broaden our activities beyond the development of conventional oil and gas projects. To assist in this process, the Company has established a Board of Advisors and appointed Dr. John N. O’Brien as its Senior Advisory Board Member.

No agreements to acquire new assets or interests have been reached, and any future agreements would be subject to the Company being able to secure adequate additional financing.

RESULTS OF OPERATIONS

For the Three months ended December 31, 2023, as compared to the Three months ended December 31, 2022

Revenue

We generated $22,789 in revenue from oil and gas sales for the three months ended December 31, 2023, as compared to $26,006 in revenues generated in the three months ended December 31, 2022. The decrease in revenue is predominantly attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes. We also received $950 in interest income from our cash balances for three months ended December 31, 2023.

General and Administrative Expense

General and administrative expenses decreased to $90,951 for the three months ended December 31, 2023 as compared to $120,570 for the three months ended December 31, 2022. During the current three-month period, amounts paid to consultants and professional fees declined while the prior year’s period also included one-time costs related to the Company’s transition from its start-up phase into greater operations.

Net Loss

The net loss for the three months ended December 31, 2023 was $91,852 compared to a net loss of $163,579 for the three months ended December 31, 2022. The Expenses during the three month period ended December 31, 2023, included $23,402 in lease operating expenses, including taxes and royalties; $60,750 in accrued compensation; $4,191 in interest expense; $17,500 in legal fees; $22,941 in other consulting and professional fees; and other general and administrative expenses necessary for our operations. The Expenses during the comparative three month period ended December 31, 2022 included: $70,265 in lease operating expenses, including taxes and royalties; $40,500 in compensation, $5,066 in interest expense, $60,000 in connection with corporate consultants, $14,627 in professional fees and other general and administrative expenses necessary for our operations. These amounts included $60,000 of non-cash items with stock issued in lieu of services.

For the Six months ended December 31, 2023, as compared to the Six months ended December 31, 2022

Revenue

We generated $45,465 in revenue from oil and gas sales for the six months ended December 31, 2023, as compared to $68,238 in revenues in the six months ended December 31, 2022. The decrease in revenue is predominantly attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold, but also led to a decrease in our production volumes as operations on certain of our properties have been curtailed until prices improve. Current revenue was also negatively affected by the continued suspension of gas sales at West Sheppard Pool due to the failure of equipment owned by the gas pipeline company at its compressor station. During the current period, we also received $4,851 in interest income from our cash balances compared to interest income of $1,250 for the six months ended December 31, 2022.

General and Administrative Expense

General and administrative expenses decreased to $195,878 for the six months ended December 31, 2023 as compared to $237,237 for the six months ended December 31, 2022. This decrease is attributable lower consulting and professional fees in the current six months. The prior year’s period also included one-time costs as the Company moved from its start-up phase into higher levels of operations.

Net Loss

The net loss for the six months ended December 31, 2023 was $203,687 compared to a net loss of $292,760 for the six months ended December 31, 2022.  The Expenses during the six month period ended December 31, 2023, included $55,649 in lease operating expenses, including taxes and royalties; $82,500 in compensation (of which only $21,750 has been paid, with the remainder being accrued as a payable); $8,469 in interest expense; $48,490 in audit, legal and professional fees; $7,980 in listing related fees; and non-cash amounts of $15,130 and $25,288 in connection with personnel and corporate and investor relations consultants. We also incurred other general and administrative expenses necessary for our operations. The Expenses during the comparative six month period ended December 31, 2022, included $125,011 in lease operating expenses, including taxes and royalties; $81,000 in compensation; $10,400 in interest expense; $61,000 in connection with corporate and investor relations consultants; $54,355 in professional fees; $26,912 in listing related fees; and other general and administrative expenses necessary for our operations. These amounts included $72,600 of non-cash items with stock issued in lieu of services.

Net cash used in investing activities

In the six months ended December 31, 2023, net cash from investing activities was $2,476 versus net cash of $15,152 expended on investing activities in the previous corresponding six months ended December 31, 2022.

Net cash from financing

Net cash from financing activities in the six months ended December 31, 2023 totaled $119,456, which was largely attributable to stock issued in lieu of services. Net cash from financing activities in the corresponding six months ended December 31, 2022 totaled $406,975, which was predominantly comprised of private placements of equity securities during the period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2023, we had total assets of $898,564, comprised primarily of cash and cash equivalents of $112,636, production revenue receivable of $10,299, oil and gas properties $698,813 and other assets of $76,720. As at December 31, 2023, we had total liabilities of $409,249, primarily comprised of convertible debt and related interest payable of $208,499, accounts payable of $5,000, and accrued liabilities of $195,750 which is predominantly deferred compensation expense as the CEO is currently deferring salary in an effort to conserve cash.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $203,687 for the six months ended December 31, 2023 and an accumulated deficit of $1,038,991 as of December 31, 2023. The Company had a working capital deficit of $77,719 as at December 31, 2023 and for the remainder of the 2024 fiscal year, the Company anticipates cash needs of approximately $230,000, of which approximately $130,000 is for general corporate overhead and $100,000 for continued work on oil and gas properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2024 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $183,437 for the six months ended December 31, 2023 and an accumulated deficit of $1,018,742 as of December 31, 2023. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $57,469 as at December 31, 2023 and management believes that the Company will require additional working capital for the remainder of the 2024 fiscal year. For the remainder of the 2024 fiscal year, the Company anticipates cash needs of approximately $230,000, of which approximately $130,000 is for general corporate overhead and $100,000 for continued work on oil and gas properties. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

 The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2023:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended December 31, 2023, the Company issued the following shares of common stock in lieu of cash for services:

As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the six months ended December 31, 2023 we expensed $50,600 in connection with this agreement.

As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist.

On November 27, 2023, the Company issued 151,305 shares at a deemed price of $0.10 per share for services valued of $15,131 pursuant to an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 1, 2023, the Company established an Advisory Board to include seasoned professionals and industry experts to assist in the development of the Company. On October 1, 2023, the Company entered into an Advisory Board Agreement with Dr. John N. O’Brien pursuant to which Dr. O’Brien was appointed by the Company as Senior Advisory Board Member to its Board of Advisors. In consideration of Dr. O’Brien’s appointment to the Company’s Board of Advisors, the Company agreed to issue Dr. O’Brien an aggregate of 200,000 restricted shares of its common stock (the “Shares”), subject to a vesting schedule. No Shares have been issued to Dr. O’Brien as of December 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the six months ended December 31, 2023, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKMIN RESOURCES INC.

Date: February 14, 2024	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

