Form 10-Q
period 2024-03-31
OKMIN RESOURCES, INC.
filed 2024-06-26
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of June 24, 2024, there were 114,103,180 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

March 31, 2024

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	June 30
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$83,646	$214,316
Production revenue receivable	6,712	—
Prepaid expenses	50,719	96
Total current assets	141,077	214,412

Oil and gas properties, net	542,184	544,271
Black Rock Joint Venture	155,270	157,018
Other assets and restricted cash	106	—
Total non current assets	697,560	701,289

TOTAL ASSETS	$838,637	$915,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,500	$—
Accrued liabilities	—	7,125
Accrued liabilities – related party	236,250	135,000
Total current liabilities	263,750	142,125

Long term liabilities:
Note payable	161,135	171,135
Accrued interest payable	45,564	32,895
Total long term liabilities	206,699	204,030

Total liabilities	470,449	346,155

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2024 and June 30, 2023	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 114,103,180 and 113,432,500, respectively, issued and outstanding at March 31, 2024 and June 30, 2023	11,411	11,343
Additional paid-in capital	1,516,395	1,393,007
Accumulated deficit	(1,160,118)	(835,304)
Total stockholders’ equity	368,188	569,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$838,637	$915,701

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue
Oil and gas sales	$8,465	$30,228	$53,930	$98,466
Cost of revenue	25,045	100,019	80,694	223,517
Gross profit	(16,580)	(69,791)	(26,764)	(125,051)

Operating expenses:
General and administrative expense	103,894	68,830	299,772	306,068
Depreciation, depletion & amortization	1,359	1,220	3,835	2,732
Total operating expenses	105,253	70,050	303,607	308,800

Loss from operations	(121,833)	(139,841)	(330,371)	(433,851)

Other Income
Interest income	706	1,123	5,557	2,373
Loss before taxes	(121,127)	(138,718)	(324,814)	(431,478)

Provision for income taxes	—	—	—	—

Net loss	(121,127)	$(138,718)	(324,814)	$(431,478)

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	114,103,180	113,129,722	113,957,353	107,753,628
Diluted	170,985,347	170,197,189	170,050,089	164,809,228

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, June 30, 2022	5,000,000	$500	100,430,000	$10,043	$907,707	$(306,290)	$611,960

Shares issued for cash	—	—	6,375,000	638	254,362	—	255,000
Shares issued for services	—	—	315,000	31	12,569	—	12,600
Net loss	—	—	—	—	—	(129,181)	(129,181)

Balance, September 30, 2022	5,000,000	500	107,120,000	10,712	1,174,638	(435,471)	750,379

Shares issued for cash	—	—	2,662,500	266	106,234	—	106,500
Shares issued for services	—	—	2,400,000	240	59,760	—	60,000
Net loss	—	—	—	—	—	(163,579)	(163,579)

Balance, December 31, 2022	5,000,000	500	112,182,500	11,218	1,340,632	(599,050)	753,300

Shares issued for cash	—	—	1,000,000	100	39,900	—	40,000
Shares issued for services	—	—	250,000	26	12,474	—	12,500
Net loss	—	—	—	—	—	(138,718)	(138,718)

Balance, March 31, 2023	5,000,000	500	113,432,500	11,344	1,393,006	(737,768)	667,082

Net loss	—	—	—	—	—	(97,536)	(97,536)

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	519,376	51	108,274	—	108,325
Net loss	—	—	—	—	—	(111,835)	(111,835)

Balance, September 30, 2023	5,000,000	500	113,951,875	11,395	1,501,280	(947,139)	566,036

Shares issued for services	—	—	151,304	16	15,115	—	15,131
Net loss	—	—	—	—	—	(91,852)	(91,852)

Balance, December 31, 2023	5,000,000	500	114,103,180	11,411	1,516,395	(1,038,991)	489,315

Net loss	—	—	—	—	—	-	(121,127)

Balance, March 31, 2024	5,000,000	$500	114,103,180	$11,411	$1,516,395	$(1,160,118)	$368,188

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Cash Used by Operating Activities
Net loss	$(324,814)	$(431,478)
Reconciliation for non-cash transactions
Depreciation	3,835	2,732
Common shares issued for services	123,456	85,100
Adjustments to reconcile net loss to net cash from operations:
Accrued Product Sale (O&G)	(10)	(1,480)
Accrued Interest Payable	12,669	15,057
Production revenue receivable	(6,712)	14,542
Prepaid expenses	(50,719)
Accounts payable and accrued liabilities	121,625	63,216
Net Cash Used by Operating Activities	(120,670)	(252,311)

Cash Used by Investing Activities
Investment in Oil & Gas properties	—	(33,017)
Net Cash from Investing Activities	—	(33,017)

Cash (Used) Provided by Financing Activities
Repayment of note payable	(10,000)	(37,625)
Issuance of common stock	—	401,500
Net cash from financing activities	(10,000)	363,875

Net change in cash	(130,670)	78,547
Cash - beginning of period	214,316	214,307
Cash - end of period	$83,646	$292,854

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024

 1.       ORGANIZATION AND NATURE OF OPERATIONS

Business description

Okmin Resources, Inc. (collectively with its subsidiaries, “Okmin” or the “Company”) was incorporated in Nevada in December 2020 to engage in the business of the acquisition, exploration and development of oil and gas properties, mineral rights, and other natural resource assets.

Okmin has been focused on the acquisition and development of domestic oil and gas fields and investing in lower profile rework and recompletion opportunities with lower entry costs. The Company's initial projects are located in Oklahoma and Kansas.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $324,814 for the nine months ended March 31, 2024 and an accumulated deficit of $1,160,118 as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $122,673 as of March 31, 2024 and management believes that the Company will require additional working capital. For the remainder of the 2024 fiscal year ended June 30, 2024, the Company anticipates cash needs of approximately $70,000.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through debt and/or equity financing.

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2024 and June 30, 2023, the Company cash equivalents totaled $83,646 and $214,316 respectively.

Revenue recognition

The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Production revenue receivable

Production revenue receivable consists of amounts owed to the Company from the sale of oil and gas. Receivables are reviewed regularly for potential credit losses and an allowance for doubtful accounts is established as needed.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Stock-based compensation is recognized as compensation expense in the financial statements based on the fair value which is measured on the grant date for stock-settled awards. That expense is recognized over the period during which a grantee is required to provide services in exchange for the award. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, or in the period of grant for awards that vest immediately without any future service condition. For awards that vest over time, previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases and operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized using a valuation allowance. A valuation allowance is applied when in management’s view, it is more likely than not that such deferred tax asset will be unable to be utilized.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

 Oil and gas properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless the gain or loss would significantly alter the capitalized costs.

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

Gains and losses on the sale of oil and gas properties are not generally reflected in income unless the gain or loss would significantly alter the capitalized costs. Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.

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

The Company has not recorded any ARO liabilities to date as fair value of liabilities for its property interests can not be determined at this time. The Company is not the operator of any of the properties in which they have a working interest, and the operators have not estimated any costs for retirement. No reserves have been established, and the expected life of any of the wells has not been determined. The Company has not capitalized any of its property costs as expenditures are expensed as incurred. Since the Company has acquired its working interests in these properties, production has been limited and sporadic. The Company’s intention is to determine any retirement costs after more regular production is achieved and the wells have been evaluated for the potential of long-term production which will permit fair value to be determined under ASC 410.

Fair Value

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy in accordance with ASC 820, “Fair Value Measurements and Disclosures”. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs.

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, prepaid expenses, oil and gas properties, accounts payable, accrued liabilities, note payable, and interest payable. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

3.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1500 acres. In the nine months ended March 31, 2024, lease operating expenses recorded across the extended Joint Venture totaled $36,500, with additional taxes and fees of approximately $2,977. Our share of revenues attributable to the Joint Venture totaled $41,109.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of our last fiscal year end on June 30, 2023, additional expenditures beyond the purchase totaled approximately $101,000. During the nine months ended March 31, 2024, the Company’s expenditures at the Vitt Lease totaled $5,719. For the nine months ended March 31, 2024, the Company received $1,972 in revenues from the project compared to revenues for the nine months ending March 31, 2023 of $2,317.

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

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. During the nine months ended March 31, 2024, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in the nine months ended March 31, 2024 the Company recorded no revenues from the project compared to revenues for the nine months ended March 31, 2023 of $1,948.

During the second half of calendar 2023, our partner and operator, Blackrock Energy, LLC agreed to a farmout agreement of its working interests in West Sheppard Pool (with the exception of a 2% overriding royalty interest maintained by Blackrock). Blackrock’s interests were transferred to Sheppard Pool Operating, LLC (hereinafter referred to as “SPO”), the owner of the adjacent East Sheppard Pool leases. SPO also became the Operator of record on the project. This transaction does not change the Company’s working interests in the project.

The Company and SPO had already previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. SPO has completed some work to upgrade the West Sheppard Pool leases, though to date gas saleshave not resumed. In the nine months ended March 31, 2024, the Company recorded expenditures at West Sheppard Pool of $14,594.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526.

In the nine months ended March 31, 2024, the Company’s lease operating expenditures on the project were $16,022 with additional gas fees, transportation and taxes aggregating $4,882. For the nine months ended March 31, 2024 the Company recorded $10,849 in revenues from the project compared to revenues for the nine months ending March 31, 2023 of $53,397.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

For the nine months ended March 31, 2024, the Company had production revenues of $53,930. Our cost of revenue, consisting of lease operating expenses and production and excise taxes was $80,694 plus depreciation expense of $3,835, reflecting the fact that production costs continue to be higher during the reworking phases of the projects as these are older leases that require rehabilitation and ongoing reworks to re-establish production activity.

The Company’s work program will require further additional lease operating expenditures that are likely to exceed production revenues for the foreseeable future, as it seeks to improve infrastructure on the leases and optimize the production potential of the existing oil and gas wells on site.

	Oil			Natural Gas
	Production	Avg. Cost	Avg. Sales Price	Production	Avg. Cost	Avg. Sales Price	Total Revenue
Project	(BBLS)	($)	($)	(MCF)	($)	($)	($)

Black Rock JV	579	63	70.75	690	—	0.22	41,109

Pushmataha	—	—	—	4,549	3	2.31	10,849

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	26.4	216	74.71	—	—	—	1,972

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

4.        STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2024, the Company had 114,103,180 shares of its common stock issued and outstanding.

During the nine month period ended March 31, 2024, the Company issued the following shares of common stock in lieu of cash for services:

As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the nine months ended March 31, 2024 we expensed $50,600 in connection with this agreement.

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

On October 1, 2023, the Company established an Advisory Board to include seasoned professionals and industry experts to assist in the development of the Company. On October 1, 2023, the Company entered into an Advisory Board Member Agreement with Dr. John N. O’Brien pursuant to which Dr. O’Brien was appointed by the Company as Senior Advisory Board Member to its Board of Advisors. In consideration of Dr. O’Brien’s appointment to the Company’s Board of Advisors, the Company agreed to issue Dr. O’Brien an aggregate of 200,000 restricted shares of its common stock (the “Shares”), subject to a vesting schedule. No Shares have been issued to Dr. O’Brien as of March 31, 2024.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

5.        INCOME (LOSS) PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three months and nine months ended March 31, 2024 is presented below:

	Three Months Ended March 31, 2024
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(121,127)	114,103,180	$(0.00)
Net loss attributable to common stock fully diluted	$(121,127)	170,985,347	$(0.00)

	Nine Months Ended March 31, 2024
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(324,814)	113,957,353	$(0.00)
Net loss attributable to common stock fully diluted	$(324,814)	170,050,089	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

6.        INCOME TAXES

Net operating loss carry forwards of approximately $1,160,118 at March 31, 2024 are available to offset future taxable income.

7.        RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of March 31, 2024 and June 30, 2023, the Company has accrued $236,250 and $135,000 as accrued liabilities – related party, respectively.

8.        CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of March 31, 2024, the Company had an outstanding balance of $161,135 and accrued interest of $45,564 payable on the convertible loan. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2024

9.        SUBSEQUENT EVENTS

Change of Auditor

On May 9, 2024, the Company dismissed BF Borgers CPA PC (“Borgers”) as its auditor in response to an action by the Securities and Exchange Commission (the "SEC") on May 3 which announced that it had settled charges against Borgers for failure to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the "PCAOB"). As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC.

On May 16, 2024, the Board of Directors of the Company unanimously approved the engagement of Victor Mokuolu, CPA PLLC as the Company’s new independent registered public accounting firm.

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of March 31, 2024 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the nine months ended March 31, 2024, lease operating expenses including taxes recorded across the extended Joint Venture totaled $39,477 and our share of the Joint Venture recorded revenues of $41,109 from oil and gas sales, predominantly oil, compared with $37,912 in revenues for the corresponding nine months ended March 31, 2023.

Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present the wells are not pumping, as they require additional maintenance work. As of our last fiscal year end on June 30, 2023, additional expenditures beyond the purchase totaled approximately $101,000. During the nine months ended March 31, 2024, the Company’s expenditures at the Vitt Lease totaled $5,719. For the nine months ended March 31, 2024, the Company received $1,972 in revenues from the project compared to revenues for the nine months ending March 31, 2023 of $5,209.

The Vitt Lease has now become a small nominal lease able to produce oil, though not on a consistent basis as we continue to encounter various maintenance issues that have to be addressed. The Company continues to explore a number of possibilities for the Vitt Lease, which may include involving a partner in its further development.

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

During the nine months ended March 31, 2024, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in the nine months ended March 31, 2024 the Company recorded no revenues from the project compared to revenues for the nine months ended March 31, 2023 of $1,948.

During the second half of calendar 2023, our partner and operator, Blackrock Energy, LLC agreed to a farmout agreement of its working interests in West Sheppard Pool (with the exception of a 2% overriding royalty interest maintained by Blackrock). Blackrock’s interests were transferred to Sheppard Pool Operating, LLC (hereinafter referred to as “SPO”), the owner of the adjacent East Sheppard Pool leases. SPO also became the Operator of record on the project. This transaction does not change our working interests in the project.

The Company and SPO had previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. SPO has been working to upgrade the gas gathering system on the property, including replacing older gas gathering lines with new modern lines. The older lines were discovered to contain numerous leaks which likely contributed to the lack of throughput to the compressor station. For the nine months ended March 31, 2024, the Company’s expenditures at West Sheppard Pool were $14,594.

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective.

Prior to the suspension of activities following a compressor outage, only 6 of the 26 wells on the property were selling into the pipeline. Subsequently an additional 4 wells were connected in late 2022, so in total there are now 10 of the 26 wells at West Sheppard Pool connected to the gas gathering system.

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

In the nine months ended March 31, 2024, the Company’s lease operating expenditures on the project were $16,022 with additional gas fees, transportation and taxes aggregating $4,882. For the nine months ended March 31, 2024 the Company recorded $10,849 in revenues from the project compared to revenues for the nine months ending March 31, 2023 of $53,397.

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

RESULTS OF OPERATIONS

For the Three months ended March 31, 2024, as compared to the Three months ended March 31, 2023

Revenue

We generated $8,465 in revenue from oil and gas sales for the three months ended March 31, 2024, as compared to $30,228 in revenues generated in the three months ended March 31, 2023. The decrease in revenue is predominantly attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes. We also received $706 in interest income from our cash balances for three months ended March 31, 2024.

General and Administrative Expense

General and administrative expenses increased to $103,894 for the three months ended March 31, 2024 compared to $68,830 for the three months ended March 31, 2023, This increase is attributable to the Company recording additional legal and professional fees that we did not have in the previous corresponding quarter. Other expenses related to compensation, interest, rent, accounting and professional fees and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the three months ended March 31, 2024 was $121,127 compared to a net loss of $138,718 for the three months ended March 31, 2023. The expenses during the three month period ended March 31, 2024, included: $25,429 in lease operating expenses (including taxes and royalties), $40,500 in deferred and unpaid compensation, $3,966 in interest expense, $25,288 to outside consultants, $26,350 in legal and professional fees and other general and administrative expenses necessary for our operations. These amounts included $25,288 of non-cash items with stock issued in lieu of services. Expenses during the comparative three month period ended March 31, 2023, including lease operating expenses, were higher and included: $100,019 in lease operating expenses (including taxes and royalties), $40,500 in compensation, $4,658 in interest expense, $12,500 in connection with our manager of land and resource development, $9,206 in professional fees and other general and administrative expenses necessary for our operations.

For the Nine months ended March 31, 2024, as compared to the Nine months ended March 31, 2023

Revenue

We generated $53,930 in revenue from oil and gas sales for the nine months ended March 31, 2024, as compared to $98,466 in revenues generated in the nine months ended March 31, 2023. The decrease in revenue is attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes. Additionally, in the previous corresponding nine months ending March 31, 2023 there was significantly more rework operations being conducted on our properties. We also received $5,557 in interest income from our cash balances for nine months ended March 31, 2024.

General and Administrative Expense

General and administrative expenses decreased slightly to $299,772 for the nine months ended March 31, 2024 as compared to $306,068 for the nine months ended March 31, 2023. During the nine months ended March 31, 2024, of note we recorded the following expenses as compared to the corresponding period in 2023: Interest expense was lower at $12,435 vs $15,057; listing related fees were lower at $16,380 vs. $26,912; legal fees were higher at $45,000 vs $11,972 as we engaged ongoing counsel on a more regular basis; audit fees were lower $18,700 vs $19,200; consultants and other professional fees were $67,208 vs $74,221 and depreciation was slightly higher at $3,835 vs. $2,732. Other expenses related to compensation, filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the nine months ended March 31, 2024 was $324,814 compared to a net loss of $431,478 for the nine months ended March 31, 2023.  The Expenses during the nine month period ended March 31, 2024, included: $81,078 in lease operating expenses (including taxes and royalties), $121,500 in compensation (of which only $20,250 was paid, with the remainder being accrued as a payable) and other general and administrative expenses necessary for our operations. The Expenses during the comparative nine month period ended March 31, 2023 were higher, as during that period the Company was conducting more development and rework activities on its properties, which amounted to $223,517 in lease operating expenses (including taxes and royalties).

Net cash used in investing activities

In the nine months ended March 31, 2024, net cash from investing activities was $Nil versus net cash of $33,017 expended on investing activities in the previous corresponding nine months ended March 31, 2023.

Net cash (used) from financing

Net cash used in financing activities in the nine months ended March 31, 2024 totaled $10,000 which was entirely for repayment of debt. Net cash from financing activities in the corresponding nine months ended March 31, 2023 totaled $363,875, which was predominantly comprised of private placements of equity securities during the period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2024, we had total assets of $838,637, comprised primarily of cash and cash equivalents of $83,646, production revenue receivable of $6,712, oil and gas properties $697,560 and prepaid expenses of $50,719. As at March 31, 2024, we had total liabilities of $470,449, primarily comprised of convertible debt and related interest payable of $206,699, accounts payable of $27,500 and accrued liabilities of $236,250 which is predominantly deferred compensation expense as the CEO is currently deferring salary in an effort to conserve cash.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $324,814 for the nine months ended March 31, 2024 and an accumulated deficit of $1,160,118 as of March 31, 2024. The Company had a working capital deficit of $122,673 as at March 31, 2024 and for the remainder of the 2024 fiscal year, the Company anticipates cash needs of approximately $70,000. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities or debt funding.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $324,814 for the nine months ended March 31, 2024 and an accumulated deficit of $1,160,118 as of March 31, 2024. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $122,673 as at March 31, 2024 and management believes that the Company will require additional working capital for the remainder of the 2024 fiscal year. For the remainder of the 2024 fiscal year, the Company anticipates cash needs of approximately $70,000. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through debt and/or equity funding.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2023 and 2022, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

 The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2024:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2024, the Company issued the following shares of common stock in lieu of cash for services:

As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the nine months ended March 31, 2024 we expensed $50,600 in connection with this agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 1, 2023, the Company established an Advisory Board to include seasoned professionals and industry experts to assist in the development of the Company. On October 1, 2023, the Company entered into an Advisory Board Agreement with Dr. John N. O’Brien pursuant to which Dr. O’Brien was appointed by the Company as Senior Advisory Board Member to its Board of Advisors. In consideration of Dr. O’Brien’s appointment to the Company’s Board of Advisors, the Company agreed to issue Dr. O’Brien an aggregate of 200,000 restricted shares of its common stock (the “Shares”), subject to a vesting schedule. No Shares have been issued to Dr. O’Brien as of March 31, 2024.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2024, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKMIN RESOURCES INC.

Date: June 26, 2024	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

