Form 10-K
period 2024-06-30
OKMIN RESOURCES, INC.
filed 2024-10-15
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $5,252,001

As of October 11, 2024, the issuer had 114,424,921 shares of its common stock outstanding.

Documents incorporated by reference: None

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

Our business strategy is to enhance the value of our acquired operated assets through evaluation of certain properties with the goal of increasing production. We plan to deploy capital in a strategic manner and pursue value-enhancing transactions and expect to continuously evaluate strategic alternative opportunities that we believe will enhance shareholder value.

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate exploration and mining opportunities and other strategic corporate opportunities as they become available from time to time.

For the 2025 fiscal year we anticipate cash needs of approximately $300,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. Based on the Company’s cash position as of June 30, 2024, additional financing will be required to meet its budgeted expenditures for fiscal 2025. Management intends to raise such additional funding through debt financing or private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all.

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

Environmental Laws and Regulations

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•	Require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•	Limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•	Impose substantial liabilities for pollution resulting from operations.

The permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both.

Research and Development

No research and development expenditures have been incurred during the past two fiscal years.

Insurance

Our operators undertake to have general liability and property insurance coverage in amounts deemed sufficient for the business operations. Our insurance coverage is limited, and there is no guarantee that any insurance coverage would be sufficient to protect the value of our assets or to fully cover any losses sustained. Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in the curtailment or suspension of our current and projected future operations.

Forward Plan

In fiscal 2025 and beyond, we intend to seek additional growth opportunities including but not limited to the oil and gas and the natural resources sectors. This may include further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of producing assets.

Business Strategy

Key elements of our business strategy include:

•	Deploy capital in a strategic manner and review opportunities to raise additional funds to maintain liquidity. We will be highly selective in the projects we evaluate and will review opportunities to improve our financial position through various means.

•	Evaluate and Pursue Value-Enhancing Transactions. We will continuously evaluate strategic opportunities that we believe will enhance shareholder value.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that will impact oil prices in the current fiscal year and future periods include the Russian war with Ukraine, war and ongoing political tensions in the Middle East, inflation, demand in Asian and European markets, and the extent to which members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since natural gas is a primary heating source.

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

During the fiscal year ending June 30, 2025, our development activities will be focused on production and continuing development of our property interests with our joint interest operators.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices and the volume of product delivered, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of June 30, 2024.

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

Our Offices

Our principal executive office is located at 16501 Ventura Blvd., Suite 400, Encino CA, 91436.

Our Website

www.okminresources.com

Legal Proceedings

We are not currently a party to any material legal proceedings.

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

Summary Risk Factors

•	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fulfill our business plan;

•	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs on our oil and natural gas assets;

•	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

•	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;

•	future oil and natural gas production rates;

•	environmental risks;

•	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

•	competition in acquiring interest in existing properties and new acreage with other operating companies, resulting in less favorable terms or fewer opportunities being available;

•	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

•	disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, such as the coronavirus, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

•	our lack of effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to maintain the market for our common stock on OTC Markets;

•	dilution caused by new equity or debt offerings;

•	our need for additional capital to conduct our operations and fund our business, complete future acquisitions, and our ability to obtain such necessary funding on favorable terms, if at all;

•	the speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other shareholders;

•	our dependence on the continued involvement of our present management;

•	economic downturns and possible recessions caused thereby (including as a result of COVID-19, increases in inflation or global conflicts, such as the current conflict in Ukraine);

•	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

•	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

•	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

•	Other risks disclosed below under “Risk Factors”.

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

Okmin presently only has partial interests in projects and leases with limited activity. The Company is currently seeking to identify other strategic opportunities and leases or mineral properties to acquire but the Company cannot guarantee it will find any valuable leases or mineral properties. Even if the Company enters into additional joint ventures or acquires additional interests in leases or other mineral properties on land being developed by a mining company, the Company cannot guarantee that it will be able to capitalize on the increased value of its leasehold.

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

The price of oil and natural gas heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and most recently surging over $125 a barrel in early March 2022 following Russia’s invasion of Ukraine, before more recently trading around $75-$80 a barrel. Natural gas prices have recently traded around $2.00 with a range as low as $1.53 per MCF down from a high of over $9.00 per MCF following Russia’s invasion of Ukraine. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price.

As described above, oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and the prices received from operators of our non-operated production, and the levels of such production, will continue to depend on numerous factors, including the following:

•	the domestic and foreign supply of oil and natural gas;

•	the domestic and foreign demand for oil and natural gas;

•	the prices and availability of competitors’ supplies of oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

•	the price and quantity of foreign imports of oil and natural gas;

•	the impact of U.S. dollar exchange rates on oil and natural gas prices and inflation;

•	domestic and foreign governmental regulations and taxes;

•	speculative trading of oil and natural gas futures contracts;

•	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

•	the availability of refining capacity;

•	the prices and availability of alternative fuel sources;

•	the threat, or perceived threat, or results, of viral pandemics, for example, previously experienced with the COVID-19 pandemic;

•	weather conditions and natural disasters;

•	political conditions in or affecting oil, and natural gas producing regions, including South America and the recent conflicts in Ukraine and the Middle East;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate oil and gas exploration and production activities;

•	the level of global oil and natural gas inventories and exploration and production activity;

•	authorization of exports from the United States of liquefied natural gas;

•	the impact of energy conservation efforts;

•	technological advances affecting energy consumption; and

•	overall worldwide economic conditions.

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

The Company’s auditor has included a “going concern” opinion in its auditors’ report to the Company's consolidated financial statements for the fiscal year ended June 30, 2024. The qualification was included as a result of the Company's history of operating losses and negative financial trends. If the Company is unable to meet its obligations, it will not be able to fulfill its business plan and be forced to reduce certain operations or cease operations altogether.

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

Our Directors, Jonathan Herzog and Shmuel (Samuel) Naparstek, together control 37,600,000 common shares and 5,000,000 shares of Series A preferred stock, which, on an as-converted basis represents a majority of our outstanding voting shares and gives them voting control over the Company. This gives them the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to our Articles of Incorporations and Bylaws, and any decisions pertaining to a merger, consolidation, or sale of any or all of our assets.

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

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective during 2022, 2023 and 2024. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to the material weaknesses described below.

As of June 30, 2024, we have identified the following material weaknesses:

•	We had inadequate segregation of duties as a result of limited accounting staff and resources, which may impact our ability to prevent or detect material errors in our consolidated financial statements.

•	We had inadequate segregation of duties related to logical access to our accounting systems, which may affect our ability to prevent or detect material errors in the recorded transactions.

As a result, our management also concluded that our disclosure controls and procedures were not effective as of June 30, 2024 and 2023, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately June 30, 2021.

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

Our business is currently focused on oil and natural gas exploration and development, and we also have potential exposure to general liability and property damage associated with the ownership of other corporate assets. We depend on the operators of our oil and gas properties for insurance for those oil and natural gas operations. We may be liable for claims in excess of any coverage and for any deductibles required. If uncovered liabilities are substantial, any payment could adversely impact the Company’s liquidity, which could result in the reduction or cessation of operations. Moreover, some liabilities are not insurable at a reasonable cost or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

The Company currently manages its cybersecurity risk through a variety of practices that are applicable to all users of our information technology and information assets, including our officers and directors, contractors, and vendors. The Company uses a combination of technology and monitoring to promote security awareness and prevent security incidents, including network and passwords protocols, third party firewalls, and antivirus protections.

We have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

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

The Chain lease contains two oil wells, a large tank battery, gun barrel and salt water disposal tank. The Chain #1 well is completed in the Dutcher sand zone. The well was previously operational and producing ½ to 1 barrels of oil per day (“BOPD”) and a large volume of salt water. The operator has shut in the well due to the large volumes of water it produces as the disposal well at Chain is not capable of taking enough water to run the Chain #1 well full time. The operator has explored alternative possibilities for water disposal, but under the current conditions, there are no plans to reactivate the well.

The second well (Chain #2) is completed in the Booch Sand but is not fully equipped. The well would require rods, tubing, rod pump and an electric motor plus wiring to activate. The Booch formation typically makes light sweet crude. The well has the potential to make 1-2 BOPD but would require additional capital to reactivate.

•	Burke Lease – 40 Acres in Okmulgee County

The Burke lease has three shallow oil wells plus a tank battery. All three Burke wells have been reworked and are in production of approximately 1 BOPD plus salt water.

•	Preston Lease – 80 Acres in Okmulgee County

The Preston lease has three shallow oil wells plus a tank battery which are all operational, producing approximately 1.5 BOPD plus salt water. One Preston well had been reworked with the rod pump rebuilt. Additionally, other repairs and reworks have been conducted. The operator plans to continue treating the Preston lease quarterly to maintain production

Salt water from Preston and Burke is hauled off remotely once or twice monthly. The operator has not been successful in its plan to eliminate the water hauling costs by activating an existing salt water disposal well located across the street from the Lease, so production is still subject to the capacity restraints of the existing water tanks.

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

The Peavler lease has seven shallow oil wells, a tank battery, and an injection well with tanks. Following repair work conducted by the operator, the wells are currently in production on timers, with total production of approximately 1.5 BOPD. Production on the lease has fluctuated, and the lease has previously produced at greater levels than it is currently. Peavler has a permitted water injection well to dispose of salt water, and water from our neighboring leases is occasionally hauled there in an effort to minimize disposal fees. A new disposal pump was recently added, and the operator plans to treat the lease at least quarterly in an effort to optimize production levels.

•	Anthony Lease – 70 Acres in Muskogee County

This lease has three oil wells on site with pump jacks and oil and water tanks. Currently two wells are in operation, and it has been determined the third well is not currently feasible. When fully operating the lease has been producing .75-2 BOPD plus salt water with small amounts of gas, but no gas meter is currently hooked up on site. Recently there have been operating issues in the gun barrel separator tank, which is being worked on.

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

This lease has an oil well on site that is currently idle. Additionally, there is a pump jack and oil and water tanks on site. The lease requires further evaluation, with no current plans for reactivation.

Pursuant to the extended Joint Venture Agreement, the Company also acquired a 50% joint venture interest in the following leases:

•	Shanks Lease – 160 Acres in Okmulgee County

This lease has four wells on site, along with pump jacks and oil and water tanks.

Initially the operator had activated one of the four wells on the lease (Well 13C) and ran a 24 hour gas test on the well. The test results showed 198.5 MCFD potential. Upon being put on production, the 13C well flowed 140 MCFD through the meter for a short time from the lower Dutcher zone at 1,683 to 1,687 feet. However, due to blockages downhole, the flow rate subsequently dropped. Blockages and corrosion are typical since the well has been shut in for a number of years. The well was subsequently pulled and the operator attempted to recomplete the well utilizing a stimulation technique, though encountered continued issues with the well and was unable to resume immediate production. In April 2023, the lower zone was acidized to clean up the gypsum blockages, and an additional zone was perforated in the middle Dutcher at a depth of around 1,672 feet which shows oil potential. The well resumed production at between 62 to 104 MCFD gas, but subsequently dropped to approximately 30 MCFD. A second well at the lease has been pulled and remains ready for perforating in due course. In view of  prevailing low gas prices, the joint venture partners have decided to cease capital expenditures and put the lease on care and maintenance at the present time.

•	Waldrip Lease – 80 Acres in Okmulgee County

This lease has an oil and gas well on site that is currently idle. Additionally, there is a pump jack and oil tank on site. The lease requires further evaluation.

•	Circle V Lease – 236 Acres in Okmulgee County

This lease has two oil and gas wells on site that are functional, though currently idle. Additionally, there is a pump jack and oil tank on site. This lease is in close proximity to the Company’s West Sheppard Pool project and has been impacted by the same issues encountered there, as production is run through the Bell compressor station which has been suspended, as the gas pipeline company has encountered equipment failure at the compressor station. In order to justify the investment in new equipment, the pipeline company is requiring local operators to provide additional production throughput to send more gas into the system. This issue is still unresolved.

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

The Company, through its joint venture partner Blackrock has put considerable effort into reworking and rehabilitating these leases. In the fiscal year ended June 30, 2024, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $28,285. Many wells are currently not active and will require additional capital expenditure to resume production.

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

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2024 lease operating expenses recorded for the Vitt totaled $6,719. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $108,000. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells.

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

This lease currently has fifteen wells on site. Nine oil and gas wells, two idle wells that require further evaluation, and four injection wells. These are shallow wells drilled down to the Bartlesville zone at a depth of 525 feet. The operator conducted some work on the wells in 2023, including rebuilding the downhole pumps, though the wells are not currently operating, as some additional maintenance work is required.

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, contributing approximately $1,972 to revenues in the last fiscal year ended June 30, 2024.

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

The Company and SPO had previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. During the year ended June 30, 2024, we received no revenue from the property as gas sales continued to be suspended due to further required pipeline work and the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. SPO has been working to upgrade the gas gathering system on the property, including replacing older gas gathering lines with new modern lines. The older lines were discovered to contain numerous leaks which likely contributed to a lack of throughput to the compressor station. In the year ended June 30, 2024, the Company recorded expenditures at West Sheppard Pool of $14,594.

Prior to the suspension of activities following a compressor outage, only 6 of the 26 wells on the property were selling into the pipeline. Subsequently an additional 4 wells were connected in late 2022, so in total there are now 10 of the 26 wells at West Sheppard Pool connected to the gas gathering system. Many of those wells would likely benefit from workovers to increase their production potential, and six wells were identified by the operator for reentry to perforate and fracture new zones for both oil and gas. The property also has the potential for infill drilling for new wells within the property. Any work is dependent upon obtaining additional capital, which could include adding an additional partner to fund this work program.

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

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2024, we recorded $12,287 in revenues from gas sales at the project.

The existing seven wells show additional behind-pipe zones and the joint venture partners assessed recompleting a new zone in one of the wells called the KDC. The operator previously had a rig out on site at KDC and commenced some work on the well and was planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have deferred pursuing this active rework activity during the current downturn in natural gas pricing or until additional capital is available.

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

In the fiscal year ended June 30, 2024, lease operating expenditures were $22,664 with additional gas fees, transportation and taxes aggregating $6,000. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

The following table details the Company’s net oil and gas production by project in the fiscal year ended June 30, 2024.

Net Oil and Gas Production by Project For the fiscal year ended June 30, 2024

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	397	100	70.88	690	0	0.22	28,285

Pushmataha	—	—	—	5,946	4.00	2.07	12,286

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	26	254	74.71	—	—	—	1,972

The acreage of each of our projects as of June 30, 2024 is included in the following table.

	Total Acreage		Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	1,529	764.5	1,529	764.5	—	—

Pushmataha	3,840	1,920	3,840	1,920	—	—

West Sheppard	1,930	965	360	180	1,570	785

Vitt Lease	160	137	40	34.25	120	102.75

Total	7,459	3,786.5	5,769	2,898.75	1,690	887.75

The following table details the current classification of all existing wells on each of our projects as of June 30, 2024.

	Total Wells (producing and idle)		Producing Oil Wells		Producing Natural Gas Wells
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	38	19	13	6.5	—	—

Pushmataha	7	3.5	—	—	6	3

West Sheppard	26	13	—	—	—	—

Vitt Lease	11	9.4	—	—	—	—

Total	82	44.9	13	6.5	6	3

To date, Okmin has focused on reworking currently producing wells and upgrading the infrastructure on its four projects. The Company believes that with additional capital commitments there is considerable potential to increase production on each of the projects. The Federal restrictions on new oil and gas leases on Federal land has significantly improved the economics and attractiveness of older fields on private land. Each of the projects has largely been without any notable work or investment expenditures in a number of years, and existing well spacing on most of the projects is considerably less than currently allowed which would permit infill drilling into much of the acreage classified as developed. In addition to the current activities on existing wells, the Company and its consultants have evaluated a number of potential work programs to increase production. These include:

•	Recompletion of wells into additional known hydrocarbon zones;

•	Deepening wells;

•	Stimulating reservoirs utilizing modern techniques;

•	Infill drilling within the current permittable spacing;

•	New drilling on undeveloped portions of the leases.

In the absence of a new funding partner or other circumstances changing, with the current industry environment and capital constraints, the Company anticipates expenditures in connection with existing project areas at the present time will be up to $50,000.

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

The following table sets forth the range of high and low trading prices of the Company’s Common Stock during the periods indicated.

Fiscal Year 2024	High	Low
Quarter ended June 30, 2024	$0.05	$0.04
Quarter ended March 31, 2024	$0.1099	$0.03
Quarter ended December 31, 2023	$0.1199	$0.10
Quarter ended September 30, 2023	$0.22	$0.092

Fiscal Year 2023	High	Low
Quarter ended June 30, 2023	$0.30	$0.055
Quarter ended March 31, 2023	$0.12	$0.102
Quarter ended December 31, 2022	$0.00	$0.102
Quarter ended September 30, 2022	$0.00	$0.00

The closing sales price of the Company’s common stock as reported on June 30, 2024, was $0.04 per share.

Holders of Our Common Stock

The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, NY 11598. Their phone number is (212) 828-8436, and their website is www.vstocktransfer.com.

Based upon the records of the Company’s transfer agent, the number of holders of record of our common stock, including depositories, as of June 30, 2024 was 77.

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

Recent Sales of Unregistered Securities

During the three most fiscal years ended June 30, the Company issued the following shares of common stock in unregistered transactions without the participation of any broker-dealer or underwriter:

Date		Description	Number of Shares Issued	Purchaser	Proceeds ($)		Consideration	Exemption
September 2022	(a)	Common Stock	315,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
September 2022	(b)	Common Stock	6,375,000	Investors		$255,000	Placement	Sec. 4(a)(2)
October/November 2022	(b)	Common Stock	2,662,500	Investors		$106,500	Placement	Sec. 4(a)(2)
December 2022	(c)	Common Stock	2,400,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
January 2023	(b)	Common Stock	1,000,000	Investors		$40,000	Placement	Sec. 4(a)(2)
February 2023	(d)	Common Stock	250,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
August 2023	(e)	Common Stock	460,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
August 2023	(f)	Common Stock	59,375	Consultants	$	Nil	Services	Sec. 4(a)(2)
November 2023	(d)	Common Stock	151,305	Consultants	$	Nil	Services	Sec. 4(a)(2)
June 2024	(d)	Common Stock	321,741	Consultants	$	Nil	Services	Sec. 4(a)(2)

(a)	On September 30, 2022, the Company’s Board of Directors approved the issuance of 315,000 shares of the Company’s common stock in lieu of a cash payments of $12,600 in consideration of a compliance consulting services agreement and additional accounting, secretarial and public and investor relations services.
(b)	On September 29, 2022, the Company completed the initial placement of 6,375,000 equity units in a private placement. Subsequently, through March 31, 2023, the Company placed an additional 3,662,500 equity units in the private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued an aggregate of 10,037,500 common shares and 5,018,750 warrants for gross proceeds of $401,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.
(c)	On December 29, 2022, the Company issued 2,400,000 shares of common stock to a corporate consultant at a deemed value of $60,000.
(d)	On February 11, 2023, the Company issued 250,000 shares of common stock in connection with the signing of an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work at a deemed value of $12,500. On November 27, 2023, the Company issued a further 151,305 shares at a deemed price of $0.10 per share for services valued at $15,131 and then on June 30, 2024, the Company issued 321,741 shares at $0.0425 per share, all in connection with the services agreement.
(e)	As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the fiscal year ended June 30, 2024 we expensed $75,866 in connection with this agreement.
(f)	As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist.

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

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources Inc. and its subsidiaries (“Okmin” or the “Company”) as of June 30, 2024 should be read in conjunction with our audited financial statements and the notes to those audited financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the fiscal year ended June 30, 2024, lease operating expenses including taxes recorded across the extended Joint Venture totaled $42,048 and our share of the Joint Venture recorded revenues of $28,285 from oil and gas sales, predominantly oil, compared with $46,875 in revenues for the corresponding fiscal year ended June 30, 2023.

Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present the wells are not pumping, as they require additional maintenance work. As of the fiscal year ending on June 30, 2024, aggregate additional expenditures beyond the purchase totaled approximately $108,000. During the fiscal year ended June 30, 2024, the Company’s expenditures at the Vitt Lease totaled $6,719. For the year ended June 30, 2024, the Company received $1,972 in revenues from the project compared to revenues for the year ended June 30, 2023 of approximately $5,200.

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

The Company and SPO had previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. During the year ended June 30, 2024, we received no revenue from the property as gas sales continued to be suspended due to further required pipeline work and the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. SPO has been working to upgrade the gas gathering system on the property, including replacing older gas gathering lines with new modern lines. The older lines were discovered to contain numerous leaks which likely contributed to a lack of throughput to the compressor station. In the year ended June 30, 2024, the Company recorded expenditures at West Sheppard Pool of $14,594.

Prior to the suspension of activities following a compressor outage, only 6 of the 26 wells on the property were selling into the pipeline. Subsequently an additional 4 wells were connected in late 2022, so in total there are now 10 of the 26 wells at West Sheppard Pool connected to the gas gathering system. Many of those wells would likely benefit from workovers to increase their production potential, and six wells were identified by the operator for reentry to perforate and fracture new zones for both oil and gas. The property also has the potential for infill drilling for new wells within the property. Any work is dependent upon obtaining additional capital, which could include adding an additional partner to fund this work program

Pushmataha

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

Pushmataha has seven existing gas wells ranging in depth from 10,000 - 12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100 - 300 thousand cubic feet per day (MCFD). Through the fiscal year ended June 30, 2024, we recorded $12,286 in revenues from gas sales at the project compared to revenues for the fiscal year ended June 30, 2023 of $60,066.

The existing seven wells show additional behind-pipe zones and the joint venture partners assessed recompleting a new zone in one of the wells called the KDC. The operator previously had a rig out on site at KDC and commenced some work on the well and was planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have deferred pursuing this active rework activity during the current downturn in natural gas pricing or until additional capital is available.

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

In the fiscal year ended June 30, 2024, lease operating expenditures were $22,664 with additional gas fees, transportation and taxes aggregating $6,000. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

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

Results of Operations

Fiscal Years ended June 30, 2024 and 2023

Revenue

We generated $42,543 in revenue from oil and gas sales for the fiscal year ended June 30, 2024, as compared to $114,098 in revenues for the fiscal year ended June 30, 2023. The decrease in revenue is attributable to lower oil and gas prices and curtailed operations. Costs of revenues were $92,024 in the year ended June 30, 2024 versus $260,768 for the year ended June 30, 2023, attributable to the Company decreasing lease operating costs as it conducted limited operations under the current market conditions and as a result of its limited cash resources.

General and Administrative Expense

General and administrative expenses were steady at $406,181 for the year ended June 30, 2024 as compared to $380,747 for the year ended June 30, 2023. A significant component of this included non-cash amounts comprised of $28,805 of stock issued to our land and resource development Manager and $104,296 in connection with corporate, investor relations and consulting fees comprised of common stock that either vested and/or was issued in lieu of cash for services. Additionally, $141,750 of these expenses were accrued and deferred compensation.

In the year ended June 30, 2024, of note we recorded the following expenses as compared to the corresponding year ended June 30, 2023: Interest expense was lower at $16,647 vs $19,510; listing & compliance related fees were lower at $16,380 vs. $26,912; legal fees were higher at $50,000 vs $21,835 as we engaged ongoing counsel on a more regular basis; audit fees were $22,302 vs $22,700; compensation in connection with accounting and bookkeeping $10,440 vs $17,784 and depreciation was higher at $5,194 vs. $3,970. Other expenses related to compensation, filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the year ended June 30, 2024 was $873,214 compared to a net loss of $529,014 for the year ended June 30, 2023. This amount includes a one-off impairment charge of $401,858 that was recorded as an expense for the year ended June 30, 2024, following testing to determine current fair value of oil and gas properties and the Company’s subsequent review of the capitalized value of its oil and gas properties. Outside of the impairment charge, expenses totaled $503,393. The Expenses during the period ended June 30, 2024, included: compensation $20,250 in cash and $141,750 accrued compensation, $92,024 in lease operating expenses (including taxes and royalties), interest of $16,647, legal, accounting and other professional fees of $113,643 and other general and administrative expenses necessary for our operations. The net loss also includes non-cash items of $137,130 in stock issued for services.

The expenses during the period ended June 30, 2023 by comparison included: compensation $81,000 in cash and $81,000 accrued compensation, lease operating expenses (including taxes and royalties) of $263,018, interest of $19,510 and professional fees of $70,316. The net loss also included non-cash items of $85,100 in stock issued for services. Additionally, the Company incurred additional expenses as it started trading as a public company.

Net cash from investing activities

In the year ended June 30, 2024, cash expended on investing activities was nil versus $45,212 in the year ended June 30, 2023. The lower amount this fiscal year is attributable to the Company not investing new capital into projects versus the previous year which included some ongoing rework expenses on the Company’s projects.

Net cash from financing

Net cash from financing activities in the year ended June 30, 2024 was negative $16,000, which consisted of repayments on the Convertible Note. In the previous year ended June 30, 2023 net cash from financing activities of $353,375 was predominantly comprised of private placements of equity securities.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2024, we had total assets of $366,621, comprised primarily of cash of $72,281, oil and gas properties of $294,237 and other assets of $103. As of June 30, 2024, we had total liabilities of $533,159, primarily comprised of convertible debt and related interest payable of $204,677 and deferred and accrued compensation of $276,750.

The Convertible debt maintained by the company has a 10% annual interest rate, was initially set up with repayments of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. The principal amount of the note is secured by a lien on the Vitt lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note. As of June 30, 2024, the Company had a remaining balance of $155,135 on the note and outstanding interest of $49,542 and repayments have been revised with the lender at a minimum of $2,000 monthly. In July 2023, the Company reached an agreement with the Lender to temporarily suspend the monthly repayment requirement for three months, from July through September 2023, with the note accruing the usual interest during this period.

The Company had a net loss of $873,214 for the year ended June 30, 2024 and an accumulated deficit of $1,708,518. As at June 30, 2024, we had a working capital deficit of approximately $460,878. We are still an early stage company and to date we have only achieved limited revenues from operations and anticipate that operating revenues will continue to be limited until the Company is in a position to commit substantial capital resources to its operations.

For the 2025 fiscal year we anticipate cash needs of approximately $300,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities or debt financing.

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

As reflected in the accompanying audited financial statements, the Company had a net loss of $873,214 for the year ended June 30, 2024 and an accumulated deficit of $1,708,518 as of the same date. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $460,878 as at June 30, 2024. In the 2025 fiscal year we anticipate cash needs of a minimum of $300,000, to maintain general corporate overhead and for continued work in maintaining our existing lease properties. This does not include any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells, which would require additional capital commitments. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

At the end of the period covered by this Annual Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. We identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Material Weaknesses and Corrective Actions

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2024:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position with the Company

Jonathan Herzog	53	President, Chief Executive Officer, Chief Financial Officer, Secretary
Samuel Naparstek	63	Director

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

Shmuel “Samuel” Naparstek -  In July, 2024, the Board appointed Shmuel “Samuel”  J.  Naparstek to serve on the Board filling a vacancy after Tom Lapinski’s retirement. Mr. Naparstek has built a global network of investors, innovators and philanthropists, and has served as a Corporate Consultant to Okmin Resources since January 2021. Since 2002, Mr. Naparstek has been engaged in various consulting roles with private and public companies. Mr. Naparstek has been a board member of Perfectomundo Inc. since September 2018, and has been instrumental in building and growing a variety of their new tequila brands in the marketplace. Prior to 2002, Mr. Naparstek was a principal executive of a network of non-profit organizations focused on religious, educational and social service activities. He continues to be actively sought out as an advisor to organizations and charitable foundations on the West Coast.

Directors hold office until the next annual meeting, or by written consent, of the Company’s shareholders, and the election and qualification of their successors. Officers hold office at the pleasure of the Company’s Board of Directors, and are subject to removal at any time by the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the Company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended June 30, 2024, have been fulfilled with the following exceptions:

As of the fiscal year ended June 30, 2024, the Aharonoff Family Trust has not filed its initial Form 3.

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

From inception through October 2021, the Company paid no cash compensation to any officer or director for their service as such. Commencing as of November 1, 2021, the Company agreed to compensate Mr. Herzog with $6,750 per month in cash compensation, together with a further $6,750 monthly to be accrued and deferred until management determines that the Company is in a position to make such payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms as President, Chief Executive Officer and Chief Financial Officer. As of the fiscal years ended June 30, 2024 and June 30, 2023, the Company has accrued $276,750 and $135,000 in outstanding compensation, respectively.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended June 30, 2024, 2023 and 2022, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Name and principal position	Year	Salary Paid in Cash	Salary Accrued	Other Compensation	Total Compensation

Jonathan Herzog,	2024	$20,250	$141,750	$—	$162,000
President, CEO and CFO	2023	81,000	81,000	—	162,000
	2022	54,000	54,000	—	108,000

Thomas Lapinski,	2024	$—	$—	$—	$—
Former Chairman *	2023	—	—	—	—
	2022	—	—	—	—

* Mr. Lapinski resigned as Chairman subsequent to the end of fiscal 2024 effective July 30, 2024.

Samuel Naparstek joined the Board as a Director subsequent to the end of fiscal 2024 effective July 30, 2024. Mr. Naparstek had previously received fees as an advisor and consultant to the company in calendar 2022 in the aggregate amount of $90,000.

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards to executive officers during the year ended June 30, 2024.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended June 30, 2024 and 2023.

Option Exercises

There were no options exercised by our named officers during the years ended June 30, 2024 and 2023.

Compensation of Directors

As of the year ended June 30, 2024, our directors did not earn compensation for their service as a director for the years ended June 30, 2024 and 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of September 15, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Ownership of Common Stock (1)
Jonathan Herzog (2)	80,000,000	48.7%
Thomas Lapinski (3)	20,200,000	17.7%
Roy Mansano (4)	13,318,000	10.8%
Aharonoff Family Trust (5)	12,500,000	10.9%
Shmuel Naparstek	7,600,000	6.6%
All officers and directors as a group (2 persons)	87,600,000	53.3%

(1)	Based on 114,424,921 shares of common stock outstanding as of September 15, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of September 15, 2024 for each stockholder. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of September 15, 2024. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 30,000,000 shares of common stock of the Company, and (ii) 50,000,000 shares of common stock of the Company issuable upon conversion of 5,000,000 shares of Series A Preferred Stock held by Mr. Herzog. Each share of Series A Preferred Stock (i) may be converted at $0.01 per preferred share into 10 shares of common stock, and (ii) has voting rights of ten votes per share.
(3)	Includes 200,000 shares beneficially owned by Judy Lapinski, the spouse of Thomas Lapinski.
(4)	Includes 3,000,000 shares of common stock owned directly by Mr. Mansano plus the following additional shares owned indirectly by Mr. Mansano through a private company he controls: 1,250,000 shares of common stock, 6,801,000 shares of common stock issuable upon full conversion of the currently outstanding principal amount and accrued interest of the Company’s convertible note held by Mr. Mansano (the “Convertible Note”), and 2,267,000 shares of common stock issuable upon exercise of the warrants that would be issued upon full conversion of the Convertible Note.
(5)	Voting and investment power of the Aharonoff Family Trust is held by Daniel and Vardit Aharonoff.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2024 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Fiscal Year Ended June 30,
	2024	2023

Audit fees	22, 302	$22,700
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$22,302	$22,700

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2024 or 2023.

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

Date: October 15, 2024

Okmin Resources, Inc.

By:	/s/ Jonathan Herzog
Jonathan Herzog
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Herzog	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 15, 2024
Jonathan Herzog

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

Signature	Title	Date

/s/ Jonathan Herzog	Chief Executive Officer, Chief Financial Officer and Director	October 15, 2024
Jonathan Herzog	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Okmin Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Okmin Resources Inc and Subsidiaries (the “Company”) as of June 30, 2024, and June 30, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2024, and June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern, to the financial statements, the Company has an accumulated deficit of $1,708,518 and $835,304 as of June 30, 2024, and June 30, 2023, respectively. Additionally, as of June 30, 2024, the Company had a working capital deficit of $460,878, compared to a positive working capital of $72,287 as of June 30, 2023. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2024

Houston, Texas

October 15, 2024

PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$72,281	$214,316
Prepaid expenses	—	96
Total current assets	72,281	214,412

Oil and gas properties, net	139,619	544,271
Black Rock Joint Venture	154,618	157,018
Other assets and restricted cash	103	—
Total noncurrent assets	294,340	701,289

TOTAL ASSETS	$366,621	$915,701

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,698	$—
Accrued liabilities	—	7,125
Accrued liabilities – related party	276,750	135,000
Accrued interest payable – current portion	49,542	—
Note payable – current portion	155,135	—
Other liabilities	19,034
Total current liabilities	533,159	142,125

Long term liabilities:
Accrued interest payable	—	32,895
Note payable	—	171,135
Total long-term liabilities	—	204,030

Total liabilities	533,159	346,155

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2024 and 2023, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 114,424,921 and 113,432,500 issued and outstanding at June 30, 2024 and 2023, respectively	11,443	11,343
Additional paid-in capital	1,530,037	1,393,007
Accumulated deficit	(1,708,518)	(835,304)
Total stockholder’s equity (deficit)	(166,538)	569,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$366,621	$915,701

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30, 2024	June 30, 2023
Revenue
Oil and gas sales	$42,543	$114,098

Cost of revenue	92,024	260,768
Gross profit (loss)	$(49,481)	$(146,670)

Operating expenses:
General and administrative expense	406,175	380,747
Depreciation, depletion and amortization	5,194	3,970
Impairment of oil and gas properties	401,858

Total operating expenses	$813,227	$384,717

Loss from operations	$(862,708)	$(531,387)

Other income
Interest income	6,141	2,373
Interest expense	(16,647)

Total other income (expense)	(10,506)	2,373

Loss before taxes	(873,214)	(529,014)

Provision for income taxes	—	—

Net loss	$(873,214)	$(529,014)

Net income (loss) per share
Basic	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic	113,991,380	109,522,760

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended June 30, 2024 and 2023

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2022	5,000,000	$500	100,430,000	$10,043	$907,707	$(306,290)	$611,960

Shares issued for cash	—	—	10,037,500	1,004	400,496	—	401,500
Shares issued for services	—	—	2,965,000	297	84,803	—	85,100
Net loss	—	—	—	—	—	(529,014)	(529,014)

Balance June 30, 2023	5,000,000	500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	992,421	99	137,031	—	137,130
Net loss	—	—	—	—	—	(873,214)	(873,214)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year	Year
	Ended	Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities
Net loss	$(873,214)	$(529,014)
Adjustments to reconcile net loss to net cash cash provided by (used in) operating activities:
Depreciation	5,194	3,970
Issuance of common stock for services	137,130	85,100
Impairment of oil and gas properties	401,858	—
Accrued product sale (O&G)	(103)	29,430
Prepaid expenses	96	19,510
Accounts payable and accrued liabilities	186,357	82,850
Accrued interest payable	16,647	—
Net cash from operating activities	(126,035)	(308,154)

Cash Flows From Investing Activities
Investment in oil and gas properties	$—	$(45,212)

Net cash from investing activities	—	(45,212)

Cash Flows From Financing Activities
Repayments of Note Payable	(16,000)	(48,125)
Issuance of common stock for cash	—	401,500

Net cash from financing activities	(16,000)	353,375

Net change in cash	(142,035)	9
Cash - beginning of period	214,316	214,307
Cash - end of period	$72,281	$214,316

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2024, the Company cash equivalents totaled $72,281.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024

Revenue recognition

The Company is not the operator of any of its oil and gas properties. Sales of all oil and gas produced are the responsibility of the property operator. The operator recognizes revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, and collectability is reasonably assured in accordance with ASC 606. The Company only recognizes oil and gas revenues when the operator has provided the Company with confirmation of the completed sale and the amount of the revenue attributable to the Company’s working interest has been determined.

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

3.	GOING CONCERN

The Company currently has limited operations. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $873,214 for the year ended June 30, 2024 (year ended June 30, 2023 - $529,014) and an accumulated deficit of $1,708,518 as of June 30, 2024 (2023 - $835,304). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $460,878 as at June 30, 2024 (as of June 30, 2023 – positive working capital of $72,287) and management believes that the Company will require additional working capital for the 2025 fiscal year. For the 2025 fiscal year which started in July, we anticipate cash needs of approximately $300,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

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

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

4.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the year ended June 30, 2024, lease operating expenses including taxes across the extended Joint Venture totaled $42,048. Our share of revenues attributable to the Joint Venture totaled $28,285.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024

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

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of June 30, 2024, aggregate additional expenditures beyond the purchase totaled $108,000. During the year ended June 30, 2024, the Company’s expenditures at the Vitt Lease totaled $6,719. For the year ended June 30, 2024, the Company received $1,972 in revenues from the project compared to revenues for the year ended June 30, 2023 of $5,209.

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

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. During the year ended June 30, 2024, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in the year ended June 30, 2024 the Company recorded no revenues from the project compared to revenues for the year ended June 30. 2023 of $1,948.

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

The Company and SPO had already previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. SPO has completed some work to upgrade the West Sheppard Pool leases, though to date gas sales have not resumed. In the year ended June 30, 2024, the Company recorded expenditures at West Sheppard Pool of $14,594.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash. In the fiscal year ended June 30, 2024, lease operating expenditures at Pushmataha were $22,664 with additional gas fees, transportation and taxes aggregating $6,000. In the fiscal year ended June 30, 2024, the Company achieved production revenues of $12,286 from this project.

5.       IMPAIRMENT OF OIL AND GAS PROPERTIES

During the year ended June 30, 2024, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. An impairment charge of $401,858 was recorded as an expense for the year ended June 30, 2024.

6.        REVENUES AND COST OF REVENUES

For the year ended June 30, 2024, the Company had production revenue of $42,543 compared to revenue of $114,098 for the year ended June 30, 2023. Refer to the table below of production and revenue through June 30, 2024. For the years ended June 30, 2024 and June 30, 2023 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $92,024 and $260,768 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	397	100	70.88	690	0	0.22	28,285

Pushmataha	—	—	—	5,946	4.00	2.07	12,286

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	26	254	74.71	—	—	—	1,972

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

7.        STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at June 30, 2024, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 49% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At June 30, 2024, the Company had 114,424,921 shares of its common stock issued and outstanding.

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

In the Company’s efforts to conserve limited liquidity, these shares included shares of common stock issued during the fiscal years ended June 30, 2022, 2023 and 2024 in lieu of services or in connection with financing as follows:

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

As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement, vesting quarterly, at a deemed price of $0.22 per share.

As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist.

On November 27, 2023, the Company issued a further 151,305 shares at a deemed price of $0.10 per share for services valued at $15,131 pursuant to an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work.

On June 30, 2024, the Company issued 321,741 shares at $0.0425 per share, pursuant to an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024

8.        NET INCOME PER COMMON SHARE

A reconciliation of the components of net loss per common share for the years ended June 30, 2024 and 2023 are presented below:

	2024	2023

Net loss	$(873,214)	$(529,014)

Basic weighted average number of common shares outstanding	113,991,380	109,522,760

Effect of dilutive securities
Preferred Stock	50,000,000	50,000,000
Convertible Debt	6,822,567	7,558,559
Effect of dilutive securities	56,822,567	57,558,559

Diluted weighted average number of common shares outstanding	171,839,286	166,694,608

Basic loss per common share	$(0.01)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

9.        STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2024.

As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist, Dwight Ingram.

During the year ended June 30, 2024, the Company issued a total of 473,046 common shares at a deemed value of $28,805 to Sierra Land Resources, LLC (“Sierra”) in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues shares to Sierra for their work in lieu of cash fees based upon the price of the Company’s common stock at the time services are invoiced.

10.        INCOME TAXES

Net operating loss carry forwards of approximately $1,683,087 at June 30, 2024 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $353,448 at June 30, 2024.

11. RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of June 30, 2024 and June 30, 2023, the Company has accrued $276,750 and $135,000 as accrued liabilities – related party, respectively.

12.        CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments set initially at of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of June 30, 2024, the Company had an outstanding balance of $155,135 and accrued interest of $49,542 payable on the convertible loan with repayments revised in accordance with the lender at a minimum of $2,000 monthly. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

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

The Company has determined that the loan is accounted for as a liability and not equity as repayment is being made in cash pursuant to the repayment schedule, and no conversion of any of the principal or interest into common shares has been made. Management assessed there is no embedded derivative and therefore no need for the bifurcation of proceeds at initial recognition.

As of June 30, 2024, the remaining principal and accrued interest have been classified as a short-term liability, as the due date of the loan is less than 12 months from that date.

13.        SUBSEQUENT EVENTS

Effective as of July 31, 2024, Thomas Lapinski retired as a Director and Chairman of the Company to dedicate more time to his family. Mr. Lapinski remains as an advisor and consultant to the Company. On July 24, 2024, the Board appointed Shmuel “Samuel” J. Naparstek to serve on the Board, effective as of July 31, 2024 to fill the vacancy resulting from Mr. Lapinski’s retirement.

Outside of this, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

