Form 10-Q
period 2024-09-30
OKMIN RESOURCES, INC.
filed 2024-11-14
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2024, there were 117,174,921 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

For the period ended

September 30, 2024

SIGNATURES	21

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

ii

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,602	$72,281
Total current assets	73,602	72,281

Oil and gas properties, net	138,911	139,619
Black Rock Joint Venture	153,967	154,618
Other assets and restricted cash	136	103
Total noncurrent assets	293,014	294,340

TOTAL ASSETS	$366,616	$366,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,480	$32,698
Accrued liabilities – related party	317,250	276,750
Accrued interest payable – current portion	53,371	49,542
Note payable – current portion	149,135	155,135
Other liabilities	44,703	19,034
Total current liabilities	600,939	533,159

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 114,424,921 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	11,443	11,443
Additional paid-in capital	1,530,037	1,530,037
Accumulated deficit	(1,776,303)	(1,708,518)
Total stockholder’s equity (deficit)	(234,323)	(166,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$366,616	$366,621

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Revenue
Oil and gas sales	$5,991	$22,677

Cost of revenue	(9,717)	(32,247)
Gross profit (loss)	(3,726)	(9,570)

Operating expenses:
General and administrative expense	59,379	104,928
Depreciation, depletion and amortization	1,359	1,238
Total operating expenses	60,738	106,166

(Loss) income from operations	(64,464)	(115,736)
Other Income (Expense)

Interest (expense) income	(3,321)	3,901

(Loss) income before taxes	(67,785)	(111,835)

Provision for income taxes	—	—

Total net loss	$(67,785)	$(111,835)

Net income (loss) per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	114,424,921	113,759,443
Diluted	171,199,610	170,656,308

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended September 30, 2024 and 2023

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	519,375	51	108,274	—	108,325
Net loss	—	—	—	—	—	(111,835)	(111,835)

Balance, September 30, 2023	5,000,000	$500	113,951,875	$11,395	$1,501,280	$(947,139)	$566,036

Shares issued for services	—	—	473,046	48	28,757	—	28,805
Net loss	—	—	—	—	—	(761,379)	(761,379)

Balance June 30, 2024	5,000,000	500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Net loss	—	—	—	—	—	(67,785)	(67,785)

Balance September 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,776,303)	$(234,323)

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months	Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net loss	$(67,785)	(111,835)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and Amortization	1,359	1,238
Accrued Product Sale (O&G)	(33)	—
Deferred Expense	—	(75,912)
Production revenue receivable	—	(8,724)
Accounts receivable related party	—	(258)
Accrued interest payable	3,828	—
Accounts payable and accrued liabilities	69,951	17,745
Net cash from operating activities	7,320	(177,746)

Cash Flows from Investing Activities
Investment in Oil and Gas Properties	—	—
Net cash from investing activities	—	—

Cash Flows from Financing Activities
Note Payable	(6,000)	—
Issuance of Common Stock	—	108,325
Net cash (used) from financing activities	(6,000)	108,325

Net change in cash	1,320	(69,421)
Cash - beginning of period	72,281	214,316
Cash - end of period	73,602	144,895

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2024, the Company cash totaled $73,602.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2024

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2024

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $67,785 for the three months ended September 30, 2024 (year ended June 30, 2024 - $873,214) and an accumulated deficit of $1,776,303 as of September 30, 2024 (June 30, 2024 - $1,708,518). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $527,337 as at September 30, 2024 (as of June 30, 2024 – deficit of $460,878) and for the 2025 fiscal year which started in July, we anticipate cash needs of approximately $300,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

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

4.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the three months ended September 30, 2024, lease operating expenses including taxes across the extended Joint Venture totaled $5,334. Our share of revenues attributable to the Joint Venture totaled $4,808.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2024

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

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of September 30, 2024, aggregate additional expenditures beyond the purchase totaled $108,250. During the three months ended September 30, 2024, the Company’s expenditures at the Vitt Lease totaled $250, and the Company received $Nil in revenues from the project.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2024

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. During the year ended June 30, 2024, gas sales continued to be suspended on the property due the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. As a result of this, in quarter ending September 30, 2024, the Company recorded no revenues from the project.

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

The Company and SPO had already previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. SPO has completed some work to upgrade the West Sheppard Pool leases, though to date gas sales have not resumed. In the three months ended September 30, 2024, the Company recorded expenditures at West Sheppard Pool of $Nil .

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to acquire a 50% joint venture interest in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash. In the three months ended September 30, 2024, lease operating expenditures at Pushmataha were $3,538, and production revenues received were $1,242.

5.        REVENUES AND COST OF REVENUES

For the three months ended September 30, 2024, the Company had production revenue of $5,991 compared to revenue of $22,677 for the three months ended September 30, 2023. Refer to the table below of production and revenue for the period ended September 30, 2024. For the three months ended September 30, 2024 and September 30, 2023 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $9,717 and $32,247 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	75.69	65.90	63.52	-	-	-	4,808

Pushmataha	—	—	—	572	6.19	2.07	1,183

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	—	—	—	—	—	—	—

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2024

6.    STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at September 30, 2024, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 48% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of September 30, 2024, the Company had 114,424,921 shares of its common stock issued and outstanding.

On October 1, 2023, the Company established an Advisory Board to include seasoned professionals and industry experts to assist in the development of the Company. On October 1, 2023, the Company entered into an Advisory Board Member Agreement with Dr. John N. O’Brien pursuant to which Dr. O’Brien was appointed by the Company as Senior Advisory Board Member to its Board of Advisors. In consideration of Dr. O’Brien’s appointment to the Company’s Board of Advisors, the Company agreed to issue Dr. O’Brien an aggregate of 200,000 restricted shares of its common stock (the “Shares”), subject to a vesting schedule. No Shares have been issued to Dr. O’Brien as of September 30, 2024.

7.   INCOME (LOSS) PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three months ended September 30, 2024 is presented below:

	Three Months Ended September 30, 2024
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(67,785)	114,424,921	$(0.00)
Net loss attributable to common stock fully diluted	$(67,785)	171,199,610	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2024

8.   INCOME TAXES

Net operating loss carry forwards of approximately $1,776,303 at September 30, 2024 are available to offset future taxable income.

9.  RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of September 30, 2024, the Company has accrued $317,250 as accrued liabilities – related party.

10.   CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments set initially at of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of September 30, 2024, the Company had an outstanding balance of $149,135 and accrued interest of $53,371 payable on the convertible loan with repayments revised in accordance with the lender at a minimum of $2,000 monthly. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

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

11.    SUBSEQUENT EVENTS

On November 12, 2024, the board of directors approved the issuance of 250,000 shares of common stock at $0.04 per share in connection with consulting services for the Company’s filings preparation, compliance matters and business activities. Additionally, in connection with ongoing services, the Company issued 2,500,000 at $0.04 per share to Shmuel Naparstek, who has been a corporate consultant to the Company since 2021 and took up a position to join the Board of Directors as of July 31, 2024.

Outside of this, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of September 30, 2024 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the three months ended September 30, 2024, lease operating expenses including taxes recorded across the extended Joint Venture totaled $5,334 and our share of the Joint Venture recorded revenues of $4,808 from oil and gas sales, predominantly oil, compared with $14,556 in revenues for the corresponding three months ended September 30, 2023.

 Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present the wells are not pumping, as they require additional maintenance work. As of the fiscal year ending on June 30, 2024, aggregate additional expenditures beyond the purchase totaled approximately $108,000. During the three months ended September 30, 2024, the Company did not conduct any work on the Vitt lease, so expenditures totaled $250. For the three months ended September 30, 2024, the Company received no revenue from the project compared to revenues for the three months ending September 30, 2023 of $1,972.

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

The Company and SPO had previously entered into a gas gathering agreement in June 2023 in an effort to restore and ultimately improve gas flows into the gas transit pipeline system. During the year ended June 30, 2024 and the three months ended September 30, 2024, we received no revenue from the property as gas sales continued to be suspended due to further required pipeline work and the failure of equipment owned by the gas pipeline company at its compressor station. In order to replace the failed equipment, the gas pipeline company is requiring additional gas throughput to justify the investment. SPO has been working to upgrade the gas gathering system on the property, including replacing older gas gathering lines with new modern lines. The older lines were discovered to contain numerous leaks which likely contributed to a lack of throughput to the compressor station.

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

In the three months ended September 30, 2024, the Company’s lease operating expenditures on the project were $3,538 with additional gas fees, transportation and taxes aggregating $717. For the three months ended September 30, 2024 the Company recorded $1,242 in revenues from the project compared to revenues for the three months ended September 30, 2023 of $6,149.

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

RESULTS OF OPERATIONS

For the Three months ended September 30, 2024, as compared to the Three months ended September 30, 2023

Revenue

We generated $5,991 in revenue from oil and gas sales for the three months ended September 30, 2024, as compared to $22,677 in revenues generated in the three months ended September 30, 2024. The decrease in revenue is predominantly attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes. We also received $507 in interest income from our cash balances for three months ended September 30, 2024.

General and Administrative Expense

General and administrative expenses decreased to $59,379 for the three months ended September 30, 2024 compared to $104,928 for the three months ended September 30, 2024. This decrease is attributable to a decrease in legal and professional fees and the Company’s curtailment of some operations. Expenses related to compensation, interest, rent, accounting and professional fees and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the three months ended September 30, 2024 was $67,785 compared to a net loss of $111,835 for the three months ended September 30, 2023. The expenses during the three month period ended September 30, 2024, included: $9,717 in lease operating expenses (including taxes and royalties), $40,500 in deferred and unpaid compensation, $4,320 in interest expense and financing costs, $8,400 in compliance listing related fees, $9,599 in accounting and professional fees and other general and administrative expenses necessary for our operations. Expenses during the comparative three month period ended September 30, 2023, including lease operating expenses, were higher and included: $33,485 in lease operating expenses (including taxes and royalties), $40,500 in compensation, a non-cash amount of $25,300 in connection with the services of outside consultants with stock issued in lieu of services, $4,278 in interest expense, legal and professional fees and other general and administrative expenses necessary for our operations.

Net cash (used) from financing

Net cash used in financing activities in the three months ended September 30, 2024 totaled $6,000 which was entirely for repayment of debt. Net cash from financing activities in the corresponding period ended September 30, 2023 totaled $108,325, which was predominantly comprised of stock issued in lieu of services during the period

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2024, we had total assets of $366,615, comprised primarily of cash and cash equivalents of $73,602, oil and gas properties $292,877 and prepaid expenses of $136. As at March 31, 2024, we had total liabilities of $600,938, primarily comprised of convertible debt and related interest payable of $202,506, accounts payable of $36,480 and accrued liabilities of $317,250 which is predominantly deferred compensation expense as the CEO is currently deferring salary in an effort to conserve cash.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $67,785 for the three months ended September 30, 2024 and an accumulated deficit of $1,776,303 as of September 30, 2024. The Company had a working capital deficit of $527,336 as at September 30, 2024. For the 2025 fiscal year we anticipate cash needs of approximately $300,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities or debt financing.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $67,785 for the three months ended September 30, 2024 and an accumulated deficit of $1,776,303 as of September 30, 2024. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $527,336 as at September 30, 2024 and for the 2025 fiscal year we anticipate cash needs of approximately $300,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities or debt financing.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2024 and 2023, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2024:

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

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended June 30, 2024. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three month period ended September 30, 2024, the Company did not issue any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OKMIN RESOURCES INC.

Date: November 13, 2024	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

