Form 10-Q
period 2024-12-31
OKMIN RESOURCES, INC.
filed 2025-02-20
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of February 20, 2025, there were 117,399,921 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

December 31, 2024

SIGNATURES	19

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$57,767	$72,281
Total current assets	57,767	72,281

Oil and gas properties, net	122,444	139,619
Black Rock Joint Venture	153,314	154,618
Other assets and restricted cash	38	103
Total noncurrent assets	275,796	294,340

TOTAL ASSETS	$333,563	$366,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,561	$32,698
Accrued liabilities	—	—
Accrued liabilities – related party	357,750	276,750
Accrued interest payable – current portion	57,049	49,542
Note payable – current portion	143,135	155,135
Other liabilities	77,149	19,034
Total current liabilities	667,644	533,159

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 117,399,921 and 114,424,921 issued and outstanding at December 31, 2024 and June 30, 2024, respectively	11,740	11,443
Additional paid-in capital	1,648,740	1,530,037
Accumulated deficit	(1,995,061)	(1,708,518)
Total stockholder’s equity (deficit)	(334,081)	(166,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$333,563	$366,621

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Revenue
Oil and gas sales	$5,312	$22,789	$11,303	$45,465

Cost of revenue	(11,062)	(23,402)	(20,779)	(55,649)
Gross profit (loss)	(5,750)	(613)	(9,476)	(10,184)

Operating expenses:
General and administrative expense	192,879	86,760	252,258	187,409
Depreciation, depletion and amortization	1,359	1,238	2,718	2,476
Impairment	15,761	—	15,761	—
Total operating expenses	209,999	87,998	270,737	189,885

(Loss) income from operations	(199,818)	(88,611)	(264,452)	(200,069)

Other Income (expense)
Interest income	388	950	895	4,851
Interest expense	(3,678)	(4,191)	(7,507)	(8,469)
Other income	282	—	282	—
Total other income (expense)	(3,008)	(3,241)	(6,330)	(3,618)

(Loss) income before taxes	(202,826)	(91,852)	(270,782)	(203,687)

Provision for income taxes	—	—	—	—

Total net (loss)	$(218,757)	$(91,852)	$(286,543)	$(203,687)

Net (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	115,990,410	114,009,437	115,211,943	113,884,440

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended December 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	670,680	67	123,389	—	123,456
Net loss	—	—	—	—	—	(203,687)	(203,687)

Balance, December 31, 2023	5,000,000	$500	114,103,180	$11,411	$1,516,395	$(1,038,991)	$489,315

Shares issued for services	—	—	321,741	32	13,642	—	13,674
Net loss	—	—		—	—	(669,527)	(669,527)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Shares issued for services	—	—	2,975,000	297	118,703	—	119,000
Net loss	—	—	—	—	—	(286,543)	(286,543)

Balance, December 31, 2024	5,000,000	$500	117,399,921	$11,740	$1,648,740	$(1,995,061)	$(334,081)

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net (loss)	$(286,543)	$(203,687)
Adjustments to reconcile net loss to net cash from operations:
Accrued oil and gas sales	65	—
Depreciation and impairment	2,718	—
Production revenue receivable	—	(10,299)
Prepaid expenses	—	—
Other assets and restricted cash	—	(76,720)
Issuance of common stock for services	119,000	123,456
Impairment of oil and gas properties	15,761	—
Accounts payable and accrued liabilities	146,485	58,625
Accrued interest payable	—	8,469
Net cash from operating activities	(2,514)	(100,156)

Cash Flows from Investing Activities
Investment in oil and gas properties	—	2,476
Net cash from investing activities	—	2,476

Cash Flows from Financing Activities
(Repayment of) note payable	(12,000)	(4,000)
Net cash from financing activities	(12,000)	(4,000)

Net change in cash	(14,514)	(101,680)
Cash - beginning of period	72,281	214,316
Cash - end of period	$57,767	$112,636

Non-cash Transactions
Common stock issued for services	$119,000	$123,456

The accompanying notes are an integral part of these financial statements.

4

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

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
3)	A 10% overriding royalty interest in West Sheppard Pool, a natural gas project in North East Oklahoma; and
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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2024, the Company cash totaled $57,767.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2024

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2024

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $286,543 for the six months ended December 31, 2024 (year ended June 30, 2024 - $873,214) and an accumulated deficit of $1,995,061 as of December 31, 2024 (June 30, 2024 - $1,708,518). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $609,877 as at December 31, 2024 (as of June 30, 2024 – deficit of $460,878) and for the remainder of the 2025 fiscal year which started in July 2024, we anticipate cash needs of approximately $150,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2024

4.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the six months ended December 31, 2024, lease operating expenses including taxes across the extended Joint Venture totaled $10,187. Our share of revenues attributable to the Joint Venture totaled $9,710.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2024

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of December 31, 2024, aggregate additional expenditures beyond the purchase totaled $108,550. During the six months ended December 31, 2024, the Company’s expenditures at the Vitt Lease totaled $550, and the Company received $354 in revenues from the project.

West Sheppard Pool Field in North East Oklahoma

The Company previously had a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective.

As of November 2024, the Company assigned its 50% interest in the West Sheppard Pool project to Sheppard Pool Operating, LLC, the operator of the project. After Sheppard Pool Operating has received $22,850 in revenue from the project, the Company will receive a 10% overriding royalty interest (“ORRI”) in the project. Sheppard Pool may elect to reduce the 10% ORRI to 5% by a one-time payment of $100,000 to the Company within 4 years of the effective date of the agreement.

During the six months ended December 31, 2024, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to become a 50% joint venture partner in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash. In the six months ended December 31, 2024, lease operating expenditures at Pushmataha were $10,026, and production revenues received were $1,238.

5.       IMPAIRMENT OF OIL AND GAS PROPERTIES

During the period ended December 31, 2024, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. An impairment charge of $15,761 was recorded as an expense for the period ended December 31, 2024.

6.        REVENUES AND COST OF REVENUES

For the six months ended December 31, 2024, the Company had production revenue of $11,303 compared to revenue of $45,465 for the six months ended December 31, 2023. Refer to the table below of production and revenue for the period ended December 31, 2024. For the six months ended December 31, 2024 and December 31, 2023 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $20,779 and $55,649 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	160	59	60.75	—	—	—	9,710

Pushmataha	—	—	—	939	10	1.32	1,238

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	5.44	55	65.17	—	—	—	355

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2024

7.    STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at December 31, 2024, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 48% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of December 31, 2024, the Company had 117,399,921 shares of its common stock issued and outstanding.

8.   INCOME (LOSS) PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three months and six months ended December 31, 2024 is presented below:

	Three Months Ended December 31, 2024
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(218,757)	115,990,410	$(0.00)
Net loss attributable to common stock fully diluted	$(218,757)	172,699,117	$(0.00)

	Six Months Ended December 31, 2024
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(286,543)	115,211,943	$(0.00)
Net loss attributable to common stock fully diluted	$(286,543)	171,957,129	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2024

9.   INCOME TAXES

Net operating loss carry forwards of approximately $1,995,061 at December 31, 2024 are available to offset future taxable income.

10.  RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. Mr. Herzog has accrued the entire monthly compensation since October 2023 and as of December 31, 2024, the Company has a total amount accrued of $357,750 as accrued liabilities – related party.

11.   CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments set initially at of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of December 31, 2024, the Company had an outstanding balance of $143,135 and accrued interest of $57,049 payable on the convertible loan with repayments revised in accordance with the lender at a minimum of $2,000 monthly. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

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

12.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of December 31, 2024 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

The Company has an interest in four separate projects:

1)	The Blackrock Joint Venture encompassing 15 oil and gas leases in Oklahoma
2)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas
3)	A 10% overriding royalty interest in West Sheppard Pool, a natural gas project in North East Oklahoma; and
4)	A 50% joint venture interest in Pushmataha, a natural gas project in South East Oklahoma.

The Company has not conducted any reserve evaluations or calculations, and there are currently no proven reserves on any of the Company’s properties.

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the six months ended December 31, 2024, lease operating expenses including taxes recorded across the extended Joint Venture totaled $10,187 and our share of the Joint Venture recorded revenues of $9,710 from oil and gas sales, predominantly oil, compared with $32,931 in revenues for the corresponding six months ended December 31, 2023.

 Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present the wells are not pumping, as they require additional maintenance work. As of December 31, 2024, aggregate additional expenditures beyond the purchase totaled approximately $108,550. During the six months ended December 31, 2024, the Company conducted minimal work on the Vitt lease, so expenditures totaled $550. For the six months ended December 31, 2024, the Company received $355 in revenue from the project compared to revenues for the six months ending December 31, 2023 of $1,972.

The Vitt Lease has now become a small nominal lease able to produce oil, though not on a consistent basis as we continue to encounter various maintenance issues that have to be addressed. The Company continues to explore a number of possibilities for the Vitt Lease, which may include involving a partner in its further development.

West Sheppard Pool

The Company previously had a 50% joint venture interest in the West Sheppard Pool Field, a series of leases totaling 1,930 acres located in Okmulgee County, Oklahoma. The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective.

As of November 2024, the Company assigned its 50% interest in the West Sheppard Pool project to Sheppard Pool Operating, LLC, the operator of the project. After Sheppard Pool Operating has received $22,850 in revenue from the project, the Company will receive a 10% overriding royalty interest (“ORRI”) in the project. Sheppard Pool may elect to reduce the 10% ORRI to 5% by a one-time payment of $100,000 to the Company within 4 years of the effective date of the agreement.

During the six months ended December 31, 2024, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

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

The Company entered into an agreement to become a 50% Joint Venture partner with Blackrock. The leases owned by the Joint Venture are subject to landowner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has seven existing gas wells ranging in depth from 10,000 - 12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100 - 300 thousand cubic feet per day (MCFD).

The existing seven wells show additional behind-pipe zones and the joint venture partners assessed recompleting a new zone in one of the wells called the KDC. The operator had a rig out on site at KDC in late January 2023 and commenced some work on the well and were planning to conduct a recompletion, though weather conditions made it too dangerous to proceed. Plans were also underway for the operator to commence repairing or possibly replacing the plunger lift systems of some of the wells, with the goal of dewatering the wells to enable the gas to flow freely. The joint venture partners have temporarily deferred pursuing this active rework activity following the downturn in natural gas pricing or until additional capital is available.

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

In the six months ended December 31, 2024, the Company’s lease operating expenditures on the project were $9,428 with additional gas fees, transportation and taxes aggregating $464. For the six months ended December 31, 2024 the Company recorded $1,238 in revenues from the project compared to revenues for the six months ending December 31, 2023 of $10,562. The revenue amount for the current six-month period was negatively affected by a reduction in production and differences between revenue accruals made during the first quarter which were later adjusted downward in the second quarter due to the final sales receipts.

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

RESULTS OF OPERATIONS

For the Three months ended December 31, 2024, as compared to the Three months ended December 31, 2023

Revenue

We generated $5,312 in revenue from oil and gas sales for the three months ended December 31, 2024, as compared to $22,789 in revenues generated in the three months ended December 31, 2023. The decrease in revenue is predominantly attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes. We also received $388 in interest income from our cash balances for three months ended December 31, 2024.

General and Administrative Expense

General and administrative expenses increased to $192,879 for the three months ended December 31, 2024 compared to $86,760 for the three months ended December 31, 2023. The primary reason for the increase is due to a non-recurring and non-cash expense of $119,000 in connection with stock issued to consultants and a director of the Company for services in lieu of cash payments.

Net Loss

The net loss for the three months ended December 31, 2024 was $218,757 compared to a net loss of $91,852 for the three months ended December 31, 2023. The Expenses during the three month period ended December 31, 2024, included $9,518 in lease operating expenses, including taxes and royalties; $40,500 in accrued compensation; $3,678 in interest expense; $10,000 (non-cash) in compliance consulting fees; Audit fees of $24,182 which was higher than in prior periods as the Company was required to audit the previous two fiscal years following its change of independent registered public accountants; $100,000 in stock compensation to Samuel Naparstek who had joined the Board of Directors in July 2024; $9,000 in stock compensation in lieu of cash for an ongoing services agreement with Sierra Land Resources, LLC, plus other professional fees; and other general and administrative expenses necessary for our operations. An impairment charge of $15,761 was recorded in the current period as a test of the current fair value of the oil and gas properties was conducted and it was determined an impairment of the capitalized values was necessary. The Expenses during the comparative three month period ended December 31, 2023 included: $23,402 in lease operating expenses, including taxes and royalties; $60,750 in accrued compensation, $4,191 in interest expense, $17,500 in legal fees, $22,941 in other consulting and professional fees and other general and administrative expenses necessary for our operations.

For the Six months ended December 31, 2024, as compared to the Six months ended December 31, 2023

Revenue

We generated $11,303 in revenue from oil and gas sales for the six months ended December 31, 2024, as compared to $45,465 in revenues in the six months ended December 31, 2023. The decrease in revenue is attributable to lower natural gas prices and reduced operations pending additional funding to conduct additional reworks required to increase production activities. These lower prices not only reduced the sales price we received for each MCF sold, but also led to a decrease in our production volumes as operations on certain of our properties have been curtailed until prices improve. Current revenue was also negatively affected by the continued suspension of gas sales at West Sheppard Pool due to the failure of equipment owned by the gas pipeline company at its compressor station. During the current period, we received $895 in interest income from our cash balances compared to interest income of $4,851 for the six months ended December 31, 2023.

General and Administrative Expense

General and administrative expenses increased to $252,258 for the six months ended December 31, 2024 as compared to $187,409 for the six months ended December 31, 2023. This increase is largely attributable to the Company recording a non-recurring and non-cash expense of $119,000 in connection with stock issued to in lieu of cash payments to consultants and a director of the Company for services, and higher audit fees due to the requirement to audit the prior two fiscal years as a result of our change of auditors.

Net Loss

The net loss for the six months ended December 31, 2024 was $286,543 compared to a net loss of $203,687 for the six months ended December 31, 2023.  The Expenses during the six month period ended December 31, 2024, included $20,779 in lease operating expenses, including taxes and royalties; $81,000 in accrued compensation; $8,491 in interest expense and financing costs; $24,182 in audit fees, accounting, and bookkeeping fees of $11,146; $8,400 in listing related fees; and stock issued in lieu of non-cash amounts of $119,000 in connection with personnel and corporate consultants. An impairment charge of $15,761 was recorded in the current period as a test of the current fair value of the oil and gas properties was conducted and it was determined an impairment of the capitalized values was necessary. We also incurred other general and administrative expenses necessary for our operations.

Net cash used in investing activities

In the six months ended December 31, 2024, net cash from investing activities was none versus net cash of $2,476 expended on investing activities in the previous corresponding six months ended December 31, 2023.

Net cash from financing

Net cash used in financing activities in the six months ended December 31, 2024 totaled $12,000 compared to $4,000 used in the six months ended December 31, 2023, with the entire amount in both periods related to amounts due under the Company’s note payable.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2024, we had total assets of $333,563, comprised primarily of cash and cash equivalents of $57,767 and oil and gas properties at $275,758. As at December 31, 2024, we had total liabilities of $667,644, primarily comprised of convertible debt and related interest payable of $200,184, accounts payable of $32,561, and accrued liabilities-related party of $357,750 in deferred compensation expense as the CEO continues to defer salary in an effort to conserve cash.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $286,543 for the six months ended December 31, 2024 and an accumulated deficit of $1,995,061 as of December 31, 2024. The Company had a working capital deficit of $609,877 as at December 31, 2024 and for the remainder of the 2025 fiscal year which started in July 2024, we anticipate cash needs of approximately $150,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash and via debt financing. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2025 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $286,543 for the six months ended December 31, 2024 and an accumulated deficit of $1,995,061 as of December 31, 2024. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $609,877 as at December 31, 2024 and management believes that the Company will require additional working capital for the remainder of the 2025 fiscal year. To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash and via debt financing. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the remainder of the 2025 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. If such additional financing is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

 The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2024:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended December 31, 2024, the Company issued the following shares of common stock in lieu of cash for services:

•	On November 12, 2024, the board of directors approved the issuance of 250,000 common shares at $0.04 per share in connection with consulting services for the Company’s filings preparation, compliance matters and business activities.
•	In connection with ongoing services, the Company issued 2,500,000 common shares at $0.04 per share on November 12, 2024 to Samuel Naparstek, who has been a corporate consultant to the Company since 2021 and took up a position to join the Board of Directors as of July 31, 2024.
•	On December 3, 2024, the Company issued 225,000 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the six months ended December 31, 2024, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKMIN RESOURCES INC.

Date: February 20, 2025	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

