Form 10-Q
period 2025-03-31
OKMIN RESOURCES, INC.
filed 2025-05-16
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2025, there were 117,399,921 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

March 31, 2025

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	June 30,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$40,686	$72,281
Prepaid expenses	—	—
Total current assets	40,686	72,281

Oil and gas properties, net	121,736	139,619
Black Rock Joint Venture	152,662	154,618
Other assets and restricted cash	24	103
Total noncurrent assets	274,422	294,340

TOTAL ASSETS	$315,108	$366,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,327	$32,698
Accrued liabilities – related party	398,250	276,750
Accrued interest payable – current portion	60,577	49,542
Note payable – current portion	137,135	155,135
Other liabilities	84,142	19,034
Total current liabilities	716,431	533,159

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding March 31, 2025 and June 30, 2024, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 117,399,921 and 113,432,500 issued and outstanding at March 31, 2025 and June 30, 2024, respectively	11,740	11,443
Additional paid-in capital	1,648,740	1,530,037
Accumulated deficit	(2,062,303)	(1,708,518)
Total stockholder’s equity (deficit)	(401,323)	(166,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$315,108	$366,621

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31 2025	Nine Months Ended March 31, 2024
Revenue
Oil and gas sales	$6,159	$8,465	$17,461	$53,930
Cost of revenue	9,758	25,045	30,538	80,694

Gross profit (loss)	(3,599)	(16,580)	(13,077)	(26,764)

Operating expenses:
General and administrative expense	59,037	99,695	311,294	287,104
Depreciation, depletion & amortization	1,359	1,359	4,077	3,835
Impairment	—	—	15,761	—
Total operating expenses	60,396	101,054	331,132	290,939

Loss from operations	(63,995)	(117,634)	(344,209)	(317,703)

Other Income (expense)
Interest income	265	706	1,160	5,557
Interest expense	(3,528)	(4,199)	(11,035)	(12,668)
Other income	17	—	299	—
Loss before taxes	(67,241)	(121,127)	(353,785)	(324,814)

Provision for income taxes	—	—	—	—

Net loss	$(67,241)	$(121,127)	$(353,785)	$(324,814)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	117,399,921	114,103,180	115,927,749	113,957,353
Diluted	174,024,568	170,985,347	172,177,205	170,050,089

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2023	5,000,000	$500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	670,680	67	123,389	—	123,456
Net loss	—	—	—	—	—	(203,687)	(203,687)

Balance, March 31, 2024	5,000,000	$500	114,103,180	$11,411	$1,516,395	$(1,038,991)	$489,315

Shares issued for services	—	—	321,741	32	13,642	—	13,674
Net loss	—	—		—	—	(669,527)	(669,527)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Shares issued for services	—	—	2,975,000	297	118,703	—	119,000
Net loss	—	—	—	—	—	(353,785)	(353,785)

Balance, March 31, 2025	5,000,000	$500	117,399,921	$11,740	$1,648,740	$(2,062,303)	$(401,323)

See accompanying notes to the unaudited consolidated financial statements

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Cash Used by Operating Activities
Net loss	$(353,785)	$(324,814)
Reconciliation for non-cash transactions
Depreciation	4,077	3,835
Common shares issued for services	119,000	123,456
Adjustments to reconcile net loss to net cash from operations:
Accrued oil and gas sales	80	(10)
Production revenue receivable	—	(6,712)
Prepaid expenses	—	(50,719)
Impairment of oil and gas properties	15,761	—
Accounts payable and accrued liabilities	190,237	121,625
Accrued interest payable	11,035	12,669
Net Cash Used by Operating Activities	(13,595)	(120,670)

Cash Used by Investing Activities
Investment in Oil & Gas properties	—	—
Net Cash from Investing Activities	—	—

Cash (Used) Provided by Financing Activities
Repayment of note payable	(18,000)	(10,000)
Net cash from financing activities	(18,000)	(10,000)

Net change in cash	(31,595)	(130,670)
Cash - beginning of period	72,281	214,316
Cash - end of period	$40,686	$83,646

See accompanying notes to the unaudited consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2025, the Company cash totaled $40,686.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2025

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2025

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $353,785 for the nine months ended March 31, 2025 (year ended June 30, 2024 - $873,214) and an accumulated deficit of $2,062,303 as of March 31, 2025 (June 30, 2024 - $1,708,518). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $675,745 as at March 31, 2025 (as of June 30, 2024 – deficit of $460,878) and for the remainder of the 2025 fiscal year which started in July 2024, we anticipate cash needs of approximately $50,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2025

4.        OIL AND GAS PROPERTIES

Blackrock Joint Venture - Oklahoma

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement with Blackrock Energy, LLC (“Blackrock”), committing $100,000 in the initial phase to acquire working interests and commence rehabilitation work on a package of ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Blackrock is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, Okmin added an additional five oil and gas leases across 739 acres to the Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the nine months ended March 31, 2025, lease operating expenses including taxes across the extended Joint Venture totaled $15,120. Our share of revenues attributable to the Joint Venture totaled $15,719.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2025

Vitt Project – Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional expenditures, initially of at least $50,000 to rework the wells on the lease. The lease covers 160 acres and includes eleven existing oil and gas wells, of which two sit idle requiring equipment and four water injection wells. As of March 31, 2025, aggregate additional expenditures beyond the purchase totaled approximately $108,550. During the nine months ended March 31, 2025, the Company’s expenditures at the Vitt Lease totaled $550, and the Company received $355 in revenues from the project.

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

During the nine months ended March 31, 2025, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

Pushmataha in South East Oklahoma

In December 2021, the Company exercised its option and entered into definitive agreements with Blackrock to become a 50% joint venture partner in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. In connection with the acquisition, the Company expended $252,526 in cash. In the nine months ended March 31, 2025, lease operating expenditures at Pushmataha were $14,851, and production revenues received were $1,388.

5.       IMPAIRMENT OF OIL AND GAS PROPERTIES

During the period ended March 31, 2025, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. An impairment charge of $15,761 was recorded as an expense in the nine months ended March 31, 2025.

6.        REVENUES AND COST OF REVENUES

For the nine months ended March 31, 2025, the Company had production revenue of $17,462 compared to revenue of $53,930 for the nine months ended March 31, 2024. Refer to the table below of production and revenue for the period ended March 31, 2025. For the nine months ended March 31, 2025 and March 31, 2024 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $30,538 and $80,694 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	252	56	62.47	—	—	—	15,719

Pushmataha	—	—	—	746	19	1.86	1,388

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	5.44	101	65.17	—	—	—	355

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2025

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

7.    STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at March 31, 2025, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 48% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

As of March 31, 2025, the Company had 117,399,921 shares of its common stock issued and outstanding.

8.   INCOME (LOSS) PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three months and six months ended March 31, 2025 is presented below:

	Three Months Ended March 31, 2025
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(67,241)	117,399,921	$(0.00)
Net loss attributable to common stock fully diluted	$(67,241)	174,024,568	$(0.00)

	Nine Months Ended March 31, 2025
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(353,785)	115,927,749	$(0.00)
Net loss attributable to common stock fully diluted	$(353,785)	172,177,205	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2025

9.   INCOME TAXES

Net operating loss carry forwards of approximately $2,062,403 at March 31, 2025 are available to offset future taxable income.

10.  RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. Mr. Herzog has accrued the entire monthly compensation since October 2023 and as of March 31, 2025, the Company has a total amount accrued of $398,250 as accrued liabilities – related party.

11.   CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments set initially at of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of March 31, 2025, the Company had an outstanding balance of $137,135 and accrued interest of $60,577 payable on the convertible loan with repayments revised in accordance with the lender at a minimum of $2,000 monthly. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

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

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of March 31, 2025 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Blackrock Joint Venture

Okmin entered into a Joint Venture Agreement and Operating Agreement in February 2021, committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin has a 50% Working Interest in 710 acres and a 25% interest in 80 acres. The Company’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”), is the operator of the project. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its Joint Venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres. In the nine months ended March 31, 2025, lease operating expenses including taxes recorded across the extended Joint Venture totaled $15,120 and our share of the Joint Venture recorded revenues of $15,719 from oil and gas sales, predominantly oil, compared with $41,109 in revenues for the corresponding nine months ended March 31, 2024.

Vitt Lease

The Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC entered into an agreement in July 2021 to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. The lease covers 160 acres and after initial reworking now includes nine oil wells, two idle wells and four water injection wells. At present the wells are not pumping, as they require additional maintenance work. As of March 31, 2025, aggregate additional expenditures beyond the purchase totaled approximately $108,550. During the nine months ended March 31, 2025, the Company conducted minimal work on the Vitt lease, so expenditures totaled $550. For the nine months ended March 31, 2025, the Company received $355 in revenue from the project compared to revenues for the nine months ending March 31, 2024 of $1,972.

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

During the nine months ended March 31, 2025, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

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

In the nine months ended March 31, 2025, the Company’s lease operating expenditures on the project were $14,211 with additional gas fees, transportation and taxes aggregating $640. For the nine months ended March 31, 2025 the Company recorded $1,388 in revenues from the project compared to revenues for the nine months ending March 31, 2024 of $10,849. The revenue amount for the current nine-month period was negatively affected by a reduction in production and differences between revenue accruals made during the first quarter which were later adjusted downward in the second quarter due to the final sales receipts.

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

RESULTS OF OPERATIONS

For the Three months ended March 31, 2025, as compared to the Three months ended March 31, 2024

Revenue

We generated $6,159 in revenue from oil and gas sales for the three months ended March 31, 2025, as compared to $8,465 in revenues generated in the three months ended March 31, 2024. The decrease in revenue is predominantly attributable to lower oil and natural gas prices. These lower prices not only reduced the sales price we received for production sold, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes. We also received $265 in interest income from our cash balances for three months ended March 31, 2025.

General and Administrative Expense

General and administrative expenses decreased to $59,037 for the three months ended March 31, 2025 compared to $99,065 for the three months ended March 31, 2024. This decrease is largely attributable to management actively reducing expenses, including minimizing legal and professional fees. In the previous corresponding quarter, we had recorded an expense of $25,289 in connection with stock that was issued to an outside consultant of the Company. Other expenses related to compensation, interest, rent, accounting and professional fees and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the three months ended March 31, 2025 was $67,241 compared to a net loss of $121,127 for the three months ended March 31, 2024. The expenses during the three month period ended March 31, 2025, included: $9,758 in lease operating expenses (including taxes and royalties), $40,500 in deferred and unpaid compensation, $3,528 in interest expense, $8,700 in listing fees and other general and administrative expenses necessary for our operations. Expenses during the comparative three month period ended March 31, 2024, including lease operating expenses, were higher and included: $25,045 in lease operating expenses (including taxes and royalties), $40,500 in compensation, $4,199 in interest expense, $17,500 in legal fees and $25,289 in connection with stock issued in lieu of services and other general and administrative expenses necessary for our operations.

For the Nine months ended March 31, 2025, as compared to the Nine months ended March 31, 2024

Revenue

We generated $17,461 in revenue from oil and gas sales for the nine months ended March 31, 2025, as compared to $53,931 in revenues generated in the nine months ended March 31, 2024. The decrease in revenue is attributable to lower energy prices. These lower prices not only reduced the sales price we received for oil and gas sold, but also led to the curtailment of operations on our properties until prices improve which resulted in a decrease of our production volumes. We also received $1,160 in interest income from our cash balances for nine months ended March 31, 2025.

General and Administrative Expense

General and administrative expenses increased to $311,294 for the nine months ended March 31, 2025 as compared to $287,104 for the nine months ended March 31, 2024. This increase is largely attributable to the Company recording a non-recurring and non-cash expense of $119,000 in connection with stock issued to in lieu of cash payments to consultants and a director of the Company for services, and higher audit fees due to the requirement to audit the prior two fiscal years as a result of our change of auditors. During the nine months ended March 31, 2025, of note we recorded the following expenses as compared to the corresponding period in 2024: legal fees were none vs. $45,000; audit fees were higher $27,783 vs $18,700; consultants and other professional fees (predominantly non-cash) were $119,000 vs $67,208 and depreciation was slightly higher at $4,077 vs. $3,835. Other expenses related to compensation, filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the nine months ended March 31, 2025 was $353,785 compared to a net loss of $324,814 for the nine months ended March 31, 2024.  The Expenses during the nine month period ended March 31, 2025, included: $30,538 in lease operating expenses (including taxes and royalties) and an impairment of $15,761 taken on oil and gas properties in the second quarter, $121,500 in accrued and unpaid compensation. Audit and accounting fees were higher following a transition to new auditors and a non-cash expense of $119,000 was recorded in connection with stock issuances in lieu of services, plus other general and administrative expenses necessary for our operations. The Expenses during the comparative nine month period ended March 31, 2024 were lower overall, as stock issued in lieu of services was lower during this corresponding period.

Net cash used in investing activities

In the nine month periods ended March 31 2025 and 2024, there were no investing activities and net cash was $Nil for both nine month periods.

Net cash (used) in operating activities

Net cash used in operating activities in the nine months ended March 31, 2025 totaled $132,595 vs, $120,670 in the corresponding nine months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2025, we had total assets of $315,108, comprised primarily of cash and cash equivalents of $40,686 and oil and gas properties $274,398. As at March 31, 2025, we had total liabilities of $716,431, primarily comprised of convertible debt and related interest payable of $197,712, accounts payable of $36,327, other liabilities of $84,142, and accrued liabilities of $398,250 which is predominantly deferred compensation expense as the CEO is currently deferring salary in an effort to conserve cash.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $353,785 for the nine months ended March 31, 2025 and an accumulated deficit of $2,062,303 as of March 31, 2025. The Company had a working capital deficit of $675,745 as at March 31, 2025 and for the remainder of the 2024 fiscal year, the Company anticipates cash needs of approximately $50,000. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities or debt funding.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2025 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affect our ability to complete ongoing activities.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $353,785 for the nine months ended March 31, 2025 and an accumulated deficit of $2,062,303 as of March 31, 2025. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $675,745 as at March 31, 2025 and management believes that the Company will require additional working capital for the remainder of the 2025 fiscal year. For the remainder of the 2025 fiscal year, the Company anticipates cash needs of approximately $50,000. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through debt and/or equity funding.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

 The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2025:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2025, the Company issued the following shares of common stock in lieu of cash for services:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OKMIN RESOURCES INC.

Date: May 15, 2025	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

