Form 10-K
period 2025-06-30
OKMIN RESOURCES, INC.
filed 2025-09-29
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

As of December 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $2,189,096.

As of September 26, 2025, the issuer had 125,576,035 shares of its common stock outstanding.

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

The Company has an interest in three separate projects:

1)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	A 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma

3)	A 95% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

Subsequent to the end of its fiscal year ended June 30, 2025, the Company disposed of its entire interest in the Blackrock JV for consideration of $25,000 cash and an additional 45% interest in the Pushmataha joint venture. This transaction increased the Company’s interest in Pushmataha from 50% to 95%.

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

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other mining operations. The Company will evaluate other strategic corporate opportunities as they become available from time to time.

For the 2026 fiscal year we anticipate cash needs of approximately $270,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. Based on the Company’s cash position as of June 30, 2025, additional financing will be required to meet its budgeted expenditures for fiscal 2026. Management intends to raise such additional funding through debt financing or private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all.

Activities with Operating Partners

We own working and royalty interests in oil and natural gas prospects in varying stages of exploration and development. The operators of our projects are familiar with the geology and operating components of each project. Although the operators have their own technical staff and consultants, consistent with industry practice with smaller independent oil and natural gas companies, we utilize our own consultants, as needed.

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

During the fiscal year ending June 30, 2026, our activities will be focused on development and production of our oil and gas interests with our joint interest operators.

In fiscal 2026 and beyond, we intend to seek additional growth opportunities including but not limited to the oil and gas and the natural resources sectors. This may include further acquisition of assets, participation with current and new industry partners in their exploration and development projects, and the acquisition of interests in existing companies.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices and the volume of product delivered, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of June 30, 2025.

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

Summary Risk Factors

•	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fulfill our business plan;

•	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs on our oil and natural gas assets;

•	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

•	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;

•	future oil and natural gas production rates;

•	environmental risks;

•	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

•	competition in acquiring interest in existing properties and new acreage with other operating companies, resulting in less favorable terms or fewer opportunities being available;

•	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

•	disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, such as the coronavirus, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

•	our lack of effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to maintain the market for our common stock on OTC Markets;

•	dilution caused by new equity or debt offerings;

•	our need for additional capital to conduct our operations and fund our business, complete future acquisitions, and our ability to obtain such necessary funding on favorable terms, if at all;

•	the speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other shareholders;

•	our dependence on the continued involvement of our present management;

•	economic downturns and possible recessions caused thereby (including as a result of COVID-19, increases in inflation or global conflicts;

•	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

•	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

•	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

•	Other risks disclosed below under “Risk Factors”.

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

The price of oil and natural gas heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over recent years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and most recently surging over $125 a barrel in early March 2022 following Russia’s invasion of Ukraine, before more recently trading around $60-$70 a barrel. Natural gas prices have recently traded between $2.35 and $4.50 per mcf. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price.

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

The Company’s auditor has included a “going concern” opinion in its auditors’ report to the Company's consolidated financial statements for the fiscal year ended June 30, 2025. The qualification was included as a result of the Company's history of operating losses and negative financial trends. If the Company is unable to meet its obligations, it will not be able to fulfill its business plan and be forced to reduce certain operations or cease operations altogether.

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

Our Directors, Jonathan Herzog and Shmuel (Samuel) Naparstek, together control 40,100,000 common shares and 5,000,000 shares of Series A preferred stock, which, on an as-converted basis represents a majority of our outstanding voting shares and gives them voting control over the Company. This gives them the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to our Articles of Incorporations and Bylaws, and any decisions pertaining to a merger, consolidation, or sale of any or all of our assets.

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

As an early-stage company, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational, and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational, and management resources. The failure to continue to upgrade our technical, administrative, operating, and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit, engage or retain professionals in the oil and natural gas industry, whether as employees or outside contractors, could have a negative material effect on our business and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective during 2023, 2024 and 2025. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to the material weaknesses described below.

As of June 30, 2025, we have identified the following material weaknesses:

•	We had inadequate segregation of duties as a result of limited accounting staff and resources, which may impact our ability to prevent or detect material errors in our consolidated financial statements.

•	We had inadequate segregation of duties related to logical access to our accounting systems, which may affect our ability to prevent or detect material errors in the recorded transactions.

As a result, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2025 and 2024, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately June 30, 2021.

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

Oklahoma – Blackrock Joint Venture

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) was the Operator of the project, handling the day-to-day operations on the ground. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres.

The Company, through its joint venture partner Blackrock, put considerable effort into reworking and rehabilitating these leases. The land owner royalties on these leases derived from gross revenue production varies from 12.5% to 23.5%. State production tax on oil sales is 7%. In the fiscal year ended June 30, 2025, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $20,294.

The property has been negatively affected by persistent infrastructure issues, nearly stagnant oil prices, and increasing operating costs. In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in the Blackrock Joint Venture for $25,000 cash and an additional 45% joint venture interest in the Pushmataha Gas Field. As a result of this transaction, the Company has disposed of its entire interest in the Blackrock Joint Venture.

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2025 lease operating expenses recorded for the Vitt were nominal totaling under $1,000. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $109,000. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells.

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

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, contributing a nominal $354 to revenues in the last fiscal year ended June 30, 2025.

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

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. The Company received limited revenue from the property as gas sales were suspended due to required pipeline work and the failure of equipment owned by the gas pipeline company at its compressor station.

In November 2024, the Company assigned its 50% interest in the West Sheppard Pool project to Sheppard Pool Operating, LLC, the operator of the project. After Sheppard Pool Operating has received $22,850 in revenue from the project, the Company will receive a 10% overriding royalty interest (“ORRI”) in the project. Sheppard Pool may elect to reduce the 10% ORRI to 5% by a one-time payment of $100,000 to the Company within 4 years of the effective date of the agreement.

During the year ended June 30, 2025, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

Pushmataha County – South East Oklahoma

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest with Blackrock in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92 -100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash. Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $1,000 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $125,000, thereafter, the parties shall equally split the income.

In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in another project with Blackrock for $25,000 cash and an additional 45% interest in the Pushmataha Gas Field. As a result of this transaction, the Company currently has a 95% Joint Venture interest in the Pushmataha property.

The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2025, we recorded $1,532 in revenues from gas sales at the project.

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

In the fiscal year ended June 30, 2025, lease operating expenditures were $21,506 with additional gas fees, transportation and taxes aggregating $691. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

The following table details the Company’s net oil and gas production by project in the fiscal year ended June 30, 2025.

Net Oil and Gas Production by Project For the fiscal year ended June 30, 2025

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	328	56	61.83	—	0	—	20,294

Pushmataha	—	—	—	811	24	1.89	1,532

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	5.44	55	65.17	—	—	—	354

The acreage of each of our projects as of June 30, 2025 is included in the following table.

	Total Acreage		Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	1,529	764.5	1,529	764.5	—	—

Pushmataha	3,840	1,920	3,840	1,920	—	—

West Sheppard	0	0	0	0	0	0

Vitt Lease	160	137	40	34.25	120	102.75

Total	5,529	2,821.5	5,409	2,718.75	120	102.75

The following table details the current classification of all existing wells on each of our projects as of June 30, 2025.

	Total Wells (producing and idle)		Producing Oil Wells		Producing Natural Gas Wells
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	38	19	6	3	—	—

Pushmataha	7	3.5	—	—	6	3

Vitt Lease	11	9.4	—	—	—	—

Total	82	44.9	6	3	6	3

To date, Okmin has focused on reworking currently producing wells and upgrading the infrastructure on its projects. The Company believes that with additional capital commitments there is considerable potential to increase production on each of the projects. Each of the projects has largely been without any notable work or investment expenditures in a number of years, and existing well spacing on most of the projects is considerably less than currently allowed which would permit infill drilling into much of the acreage classified as developed. In addition to the current activities on existing wells, the Company and its consultants have evaluated a number of potential work programs to increase production. These include:

•	Recompletion of wells into additional known hydrocarbon zones;

•	Deepening wells;

•	Stimulating reservoirs utilizing modern techniques;

•	Infill drilling within the current permittable spacing;

•	New drilling on undeveloped portions of the leases.

In the absence of a new funding partner or other circumstances changing, with the current industry environment and capital constraints, the Company anticipates minimal expenditures in connection with existing project areas. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our ongoing operations and will have a significant negative effect on our operations and financial condition.

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

The following table sets forth the range of high and low trading prices of the Company’s Common Stock during the periods indicated.

Fiscal Year 2025	High	Low
Quarter ended June 30, 2025	$0.06	$0.06
Quarter ended March 31, 2025	$0.09	$0.03
Quarter ended December 31, 2024	$0.05	$0.04
Quarter ended September 30, 2024	$0.05	$0.04

Fiscal Year 2024	High	Low
Quarter ended June 30, 2024	$0.05	$0.04
Quarter ended March 31, 2024	$0.1099	$0.03
Quarter ended December 31, 2023	$0.1199	$0.10
Quarter ended September 30, 2023	$0.22	$0.092

The closing sales price of the Company’s common stock as reported on June 30, 2025, was $0.06 per share.

Holders of Our Common Stock

The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, NY 11598. Their phone number is (212) 828-8436, and their website is www.vstocktransfer.com.

Based upon the records of the Company’s transfer agent, the number of holders of record of our common stock, including depositories, as of June 30, 2025 was 78.

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

Recent Sales of Unregistered Securities

During the three most fiscal years ended June 30, the Company issued the following shares of common stock in unregistered transactions without the participation of any broker-dealer or underwriter:

Date		Description	Number of Shares Issued	Purchaser	Proceeds ($)		Consideration	Exemption
September 2022	(a)	Common Stock	315,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
September 2022	(b)	Common Stock	6,375,000	Investors		$255,000	Placement	Sec. 4(a)(2)
October/November 2022	(b)	Common Stock	2,662,500	Investors		$106,500	Placement	Sec. 4(a)(2)
December 2022	(c)	Common Stock	2,400,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
January 2023	(b)	Common Stock	1,000,000	Investors		$40,000	Placement	Sec. 4(a)(2)
February 2023	(d)	Common Stock	250,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
August 2023	(e)	Common Stock	460,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
August 2023	(f)	Common Stock	59,375	Consultants	$	Nil	Services	Sec. 4(a)(2)
November 2023	(d)	Common Stock	151,305	Consultants	$	Nil	Services	Sec. 4(a)(2)
June 2024	(d)	Common Stock	321,741	Consultants	$	Nil	Services	Sec. 4(a)(2)
November 2024	(g)	Common Stock	2,500,000	Director	$	Nil	Services	Sec. 4(a)(2)
November 2024	(h)	Common Stock	250,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
December 2024	(d)	Common Stock	225,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
June 2025	(i)	Common Stock	500,000	Legal Fees	$	Nil	Services	Sec. 4(a)(2)

(a)	On September 30, 2022, the Company’s Board of Directors approved the issuance of 315,000 shares of the Company’s common stock in lieu of a cash payments of $12,600 in consideration of a compliance consulting services agreement and additional accounting, secretarial and public and investor relations services.
(b)	On September 29, 2022, the Company completed the initial placement of 6,375,000 equity units in a private placement. Subsequently, through March 31, 2023, the Company placed an additional 3,662,500 equity units in the private placement. Each unit consists of 1 common share and 0.5 of a warrant. The units were priced at $0.04 per unit and each full warrant will be exercisable to buy one share of the Company’s common stock at a price of $0.05 until December 31, 2024. Pursuant to the terms of the placement the Company issued an aggregate of 10,037,500 common shares and 5,018,750 warrants for gross proceeds of $401,500. These equity units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder.
(c)	On December 29, 2022, the Company issued 2,400,000 shares of common stock to a corporate consultant at a deemed value of $60,000.
(d)	On February 11, 2023, the Company issued 250,000 shares of common stock in connection with the signing of an ongoing services agreement with Sierra Land Resources, LLC, in connection with Land and Resource Development work at a deemed value of $12,500. On November 27, 2023, the Company issued a further 151,305 shares at a deemed price of $0.10 per share for services valued at $15,131 and then on June 30, 2024, the Company issued 321,741 shares at $0.0425 per share and then on December 3, 2024 a further 225,000 shares at $0.04 per share, all in connection with the services agreement.
(e)	As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the fiscal year ended June 30, 2024 we expensed $75,866 in connection with this agreement.
(f)	As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist.
(g)	Samuel Naparstek joined the Board as a Director effective July 30, 2024, was awarded 2,500,000 shares at $0.04 per share in lieu of consulting work and services.
(h)	The Company’s Board of Directors approved the issuance of 250,000 shares of the Company’s common stock in lieu of a cash payments of $10,000 in consideration of a compliance consulting services agreement.
(i)	On June 24, 2025, the Company issued 500,000 shares at a deemed price of $0.0482 per share for legal fees.

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

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources Inc. and its subsidiaries (“Okmin” or the “Company”) as of June 30, 2025 should be read in conjunction with our audited financial statements and the notes to those audited financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Results of Operations

Fiscal Years ended June 30, 2025 and 2024

Revenue

We generated $22,180 in revenue from oil and gas sales for the fiscal year ended June 30, 2025, as compared to $42,543 in revenues for the fiscal year ended June 30, 2025. The decrease in revenue is attributable to lower oil and gas prices and curtailed operations. Costs of revenues were $42,713 in the year ended June 30, 2025 versus $92,024 for the year ended June 30, 2024, attributable to the Company decreasing lease operating costs as it conducted limited operations under the current market conditions and as a result of its limited cash resources.

General and Administrative Expense

General and administrative expenses were lower at $388,579 for the year ended June 30, 2025 as compared to $406,175 for the year ended June 30, 2024. A significant component of this included non-cash amounts comprised of $9,000 of stock issued to our land and resource development Manager and $110,000 in connection with corporate compliance, investor relations and consulting fees comprised of common stock that was issued in lieu of cash for services and $24,100 in restricted common stock issued in lieu of legal fees. Additionally, $162,000 of these expenses were accrued and deferred compensation.

In the year ended June 30, 2025, of note we recorded the following expenses as compared to the corresponding year ended June 30, 2024: Interest expense was higher at $17,262 vs $16,647; listing related fees were higher at $17,100 vs. $16,380; legal fees were lower at $29,100 vs $50,000 as we engaged counsel on a more as needed basis; audit fees were $31,385 vs $22,302; compensation in connection with accounting and bookkeeping $16,996 vs $10,440 and depreciation was higher at $5,436 vs. $5,194. Other expenses related to compensation, filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the year ended June 30, 2025 was $597,167 compared to a net loss of $873,214 for the year ended June 30, 2024. This amount includes a one-off impairment charge of $167,003 that was recorded as an expense for the year ended June 30, 2025, following testing to determine current fair value of oil and gas properties and the Company’s subsequent review of the capitalized value of its oil and gas properties. Outside of the impairment charge, operating expenses totaled $394,015. The expenses during the period ended June 30, 2025 included: $162,000 accrued compensation, $42,713 in lease operating expenses (including taxes and royalties), interest of $17,262, accounting and audit fees of $48,381; other professional, legal and consulting fees of non-cash items in stock issued for services of $143,100; and other general and administrative expenses necessary for our operations.

The expenses during the period ended June 30, 2024 by comparison included: compensation of $20,250 in cash and $141,750 accrued compensation, lease operating expenses (including taxes and royalties) of $92,024, interest of $16,647, and legal accounting and other professional fees of $113,643.

Net cash from investing activities

In the years ended June 30, 2025 and 2024, cash expended on investing activities was $nil.

Net cash from financing

In the year ended June 30, 2025 net cash used in financing activities was $24,000 with the entire amount from the Repayment of Convertible Note. For the year ended June 30, 2024, financing activities used cash of $16,000, which consisted of repayments on the Convertible Note.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2025, we had total assets of $133,322, comprised primarily of cash of $11,488 and oil and gas properties of $121,834. As of June 30, 2025, we had total liabilities of $753,927, primarily comprised of convertible debt and related interest payable of $195,091, deferred and accrued compensation of $438,750, and trade credit facilities of $78,258.

The Convertible debt maintained by the company had a 10% annual interest rate, was initially set up with repayments of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Lender’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the note. The principal amount of the note was secured by a lien on the Vitt lease. In the related security agreement, the Company agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note. Beginning in November 2023, the Company and the lender agreed to reduce the monthly repayment to $2,000. As of June 30, 2025, the Company had a remaining balance of $131,135 on the note and outstanding interest of $63,956. Subsequent to the end of the fiscal year, the lender agreed to convert the entire remaining principal and interest due as of June 30th 2025 into common shares of the Company at a deemed price of $0.03 per share. On September 19, 2025, the Company issued 6,503,024 common shares to the noteholder to settle the note in full.

The Company had a net loss of $597,167 for the year ended June 30, 2025 and an accumulated deficit of $2,305,685. As at June 30, 2025, we had a working capital deficit of approximately $742,439. We are still an earlier stage company and to date we have only achieved limited revenues from operations and anticipate that operating revenues will continue to be limited until the Company is in a position to commit substantial capital resources to its operations.

For the 2026 fiscal year we anticipate cash needs of approximately $270,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. A portion of the required cash will be obtained from oil and gas sales. The Company plans to obtain the remainder of the required capital through private sales of securities or debt financing.

To date, we have funded our operations primarily through private sales of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the 2026 fiscal year, such capital requirements and the requirements for our planned ongoing activities is greater than the capital we currently have available. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. Our most likely source of additional capital is through the sale of our securities, including common stock. We may also obtain capital through the sale of preferred stock or convertible securities, or through debt financing. If we are unable to obtain additional financing it would have a material adverse effect upon our business, financial condition and results of operations, including negatively affecting our ability to complete ongoing activities and which could cause us to curtail or cease certain of our operations.

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

As reflected in the accompanying audited financial statements, the Company had a net loss of $597,167 for the year ended June 30, 2025 and an accumulated deficit of $2,305,685 as of the same date. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $742,439 as at June 30, 2025. In the 2026 fiscal year we anticipate cash needs of a minimum of $270,000, to maintain general corporate overhead and for continued work in maintaining our existing lease properties. This does not include any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells, which would require additional capital commitments. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

At the end of the period covered by this Annual Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. We identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Material Weaknesses and Corrective Actions

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2025:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position with the Company

Jonathan Herzog	54	President, Chief Executive Officer, Chief Financial Officer, Secretary
Samuel Naparstek	64	Director

Jonathan D. Herzog - Mr. Jonathan Herzog has been a Director and the President and Chief Executive Officer of Okmin Resources, Inc. since its inception in December 2020. Mr. Herzog has over 30 years of corporate and senior management experience. During the past five years, Mr. Herzog has also served as an executive officer and director of Chabad of the Valley, a non-profit umbrella organization in Los Angeles, which oversees multiple community centers and many charitable and social service programs. Additionally, during this time, Mr. Herzog has been self-employed as a corporate and investor relations consultant for both private and public companies. From 2015 to 2016, Mr. Herzog served as President and a Director of Intelligent Buying, Inc (now known as Sentient Brands Holdings). From 1995 to 1999, Mr. Herzog was a licensed Securities Dealer and Designated Trading Representative at Bell Securities Limited (now known as Bell Potter Securities), a member firm of the Australian Stock Exchange. In 2002, Mr. Herzog relocated to the United States and served as the President of Avenue Energy, Inc., achieving the transition from newly formed oil and gas exploration company to an oil producer in 2003. Mr. Herzog also served as a Director on the Board of various other companies, including: Avenue Group and its subsidiary companies, Bickhams Media and VideoDome Networks, which were acquired by ROO Group, Inc in 2004. In more recent years, Mr. Herzog also served as a strategic advisor to investment group Morzev in the formation of USA Rare Earth (Nasdaq: USAR). Mr. Herzog was a Fellow of the Australian Institute of Company Directors from 1993 to 2011. Mr. Herzog holds a Bachelors Degree in Economics from Monash University in Melbourne, Australia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the Company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended June 30, 2025, have been fulfilled with the following exceptions:

As of the fiscal year ended June 30, 2025, the Aharonoff Family Trust has not filed its initial Form 3.

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

From inception through October 2021, the Company paid no cash compensation to any officer or director for their service as such. Commencing as of November 1, 2021, the Company agreed to compensate Mr. Herzog with $6,750 per month in cash compensation, together with a further $6,750 monthly to be accrued and deferred until management determines that the Company is in a position to make such payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms as President, Chief Executive Officer and Chief Financial Officer. As of the fiscal years ended June 30, 2025 and June 30, 2024, the Company has accrued $438,750 and $276,750 in outstanding compensation, respectively.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended June 30, 2025, 2024 and 2023, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Name and principal position	Year	Salary Paid in Cash	Salary Accrued	Other Compensation	Total Compensation

Jonathan Herzog,	2025	$—	$162,000	$—	$162,000
President, CEO and CFO	2024	20,250	141,750	—	162,000
	2023	81,000	81,000	—	162,000

Samuel Naparstek,	2025	$—	$—	$100,000	$100,000
Director *	2024	—	—	—	—
	2023	—	—	—	—

Thomas Lapinski,	2025	$—	$—	$—	$—
Former Chairman **	2024	—	—	—	—
	2023	—	—	—	—

*	Samuel Naparstek joined the Board as a Director subsequent to the end of fiscal 2024 effective July 30, 2024. Since 2021, Mr. Naparstek has served as a corporate consultant to the Company. In November 2024, the Company issued Mr. Naparstek 2,500,000 common shares at $0.04 per share for ongoing consulting services.
**	Mr. Lapinski resigned as Chairman subsequent to the end of fiscal 2024 effective July 30, 2024.

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards to executive officers during the year ended June 30, 2025.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended June 30, 2025 and 2024.

Option Exercises

There were no options exercised by our named officers during the years ended June 30, 2025 and 2024.

Compensation of Directors

As of the year ended June 30, 2025, our directors did not earn compensation for their service as a director for the years ended June 30, 2025 and 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of September 26, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Ownership of Common Stock (1)
Jonathan Herzog (2)	80,000,000	45.6%
Thomas Lapinski (3)	20,200,000	16.1%
Roy Mansano (4)	10,753,024	8.6%
Aharonoff Family Trust (5)	12,500,000	10.0%
Shmuel Naparstek	10,100,000	8.0%
All officers and directors as a group (2 persons)	90,100,000	51.3%

(1)	Based on 125,576,035 shares of common stock outstanding as of September 26, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of September 26, 2025 for each stockholder. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of September 26, 2025. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 30,000,000 shares of common stock of the Company, and (ii) 50,000,000 shares of common stock of the Company issuable upon conversion of 5,000,000 shares of Series A Preferred Stock held by Mr. Herzog. Each share of Series A Preferred Stock (i) may be converted at $0.01 per preferred share into 10 shares of common stock, and (ii) has voting rights of ten votes per share.
(3)	Includes 200,000 shares beneficially owned by Judy Lapinski, the spouse of Thomas Lapinski.
(4)	Includes 3,000,000 shares of common stock owned directly by Mr. Mansano plus the following additional shares owned indirectly by Mr. Mansano through another entity he controls: 1,250,000 shares of common stock, 6,503,024 shares of common stock issued in September 2025 in full payment of the outstanding principal amount and accrued interest of the Company’s convertible note held by Mr. Mansano (the “Convertible Note”).
(5)	Voting and investment power of the Aharonoff Family Trust is held by Daniel and Vardit Aharonoff.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Fiscal Year Ended June 30,
	2025	2024

Audit fees	31,385	$22,302
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$31,385	$22,302

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

Date:   September 29, 2025

Okmin Resources, Inc.

By:	/s/ Jonathan Herzog
Jonathan Herzog
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Herzog	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 29, 2025
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

Signature	Title	Date

/s/ Jonathan Herzog	Chief Executive Officer, Chief Financial Officer and Director	September 29, 2025
Jonathan Herzog	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Okmin Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Okmin Resources, Inc. and Subsidiaries (the “Company”) as of June 30, 2025 and June 30, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years ended June 30, 2025 and June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and June 30, 2024, and the results of its operations and its cash flows for the years ended June 30, 2025, and June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern, to the financial statements, the Company has an accumulated deficit of $2,305,685 as of June 30, 2025, compared to accumulated deficit of $1,708,518 as of June 30, 2024. Additionally, as of June 30, 2025, the Company had a working capital deficit of $742,439, compared to working capital deficit of $460,878 as of June 30, 2024. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

September 29, 2025

PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$11,488	$72,281
Total current assets	11,488	72,281

Oil and gas properties, net	53,713	139,619
Black Rock Joint Venture	68,084	154,618
Other assets and restricted cash	37	103
Total noncurrent assets	121,834	294,340

TOTAL ASSETS	$133,322	$366,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,500	$32,698
Accrued liabilities – related party	438,750	276,750
Accrued interest payable – current portion	63,956	49,542
Note payable – current portion	131,135	155,135
Other liabilities	87,586	19,034
Total current liabilities	753,927	533,159

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2025 and 2024, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 117,899,921 and 114,424,921 issued and outstanding at June 30, 2025 and 2024, respectively	11,790	11,443
Additional paid-in capital	1,672,790	1,530,037
Accumulated deficit	(2,305,685)	(1,708,518)
Total stockholders’ equity (deficit)	(620,605)	(166,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$133,322	$366,621

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30, 2025	June 30, 2024
Revenue
Oil and gas sales	$22,180	$42,543

Cost of revenue	42,713	92,024
Gross profit (loss)	(20,533)	(49,481)

Operating expenses:
General and administrative expense	388,579	406,175
Depreciation, depletion and amortization	5,436	5,194
Impairment of oil and gas properties	167,003	401,858

Total operating expenses	561,018	813,227

Loss from operations	(581,551)	(862,708)

Other income	342	—
Interest income	1,304	6,141
Interest expense	(17,262)	(16,647)

Total other expense	(15,616)	(10,506)

Loss before taxes	(597,167)	(873,214)

Provision for income taxes	—	—

Net loss	$(597,167)	$(873,214)

Net income (loss) per share
Basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	116,294,784	113,991,380

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended June 30, 2025 and 2024

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2023	5,000,000	500	113,432,500	$11,344	$1,393,006	$(835,304)	$569,546

Shares issued for services	—	—	992,421	99	137,031	—	137,130
Net loss	—	—	—	—	—	(873,214)	(873,214)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Shares issued for services	—	—	3,475,000	347	142,753	—	143,100
Net loss	—	—	—	—	—	(597,167)	(597,167)

Balance, June 30, 2025	5,000,000	$500	117,899,921	$11,790	$1,672,790	(2,305,685)	(620,605)

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year	Year
	Ended	Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities
Net loss	$(597,167)	$(873,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,436	5,194
Issuance of common stock for services	143,100	137,130
Impairment of oil and gas properties	167,003	401,858
Changes in operating assets and liabilities
Accrued product sale (O&G)	66	(103)
Prepaid expenses	—	96
Accrued interest payable	14,414	16,647
Accounts payable and accrued liabilities	230,355	186,357

Net cash used in operating activities	(36,793)	(126,035)

Cash Flows From Investing Activities
Investment in oil and gas properties	$—	$—

Net cash from investing activities	—	—

Cash Flows From Financing Activities
Repayments of Note Payable	(24,000)	(16,000)

Net cash used in financing activities	(24,000)	(16,000)

Net change in cash	(60,793)	(142,035)
Cash - beginning of period	72,281	214,316
Cash - end of period	$11,488	$72,281

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company has an interest in three separate projects:

1)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	A 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma

3)	A 95% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

Subsequent to the end of its fiscal year ended June 30, 2025, the Company disposed of its entire interest in the Blackrock JV for consideration of $25,000 cash and an additional 45% interest in the Pushmataha joint venture. This transaction increased the Company’s interest in Pushmataha from 50% to 95%.

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2025, the Company cash equivalents totaled $11,488.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $597,167 for the year ended June 30, 2025 (year ended June 30, 2024 - $873,214) and an accumulated deficit of $2,305,685 as of June 30, 2025 (2024 - $1,708,518). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $742,439 as at June 30, 2025 (as of June 30, 2024 – working capital deficit of $460,878) and management believes that the Company will require additional working capital for the 2026 fiscal year. For the 2026 fiscal year which started in July, we anticipate cash needs of approximately $270,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

4.        OIL AND GAS PROPERTIES

Oklahoma – Blackrock Joint Venture

In February 2021, Okmin entered into a Joint Venture Agreement and Operating Agreement committing $100,000 in the initial phase to acquire working interests in ten oil and gas leases located in Okmulgee and Muskogee Counties in Oklahoma. Under the Operating Agreement, Okmin’s Joint Venture partner, Blackrock Energy LLC (“Blackrock”) was the Operator of the project, handling the day-to-day operations on the ground. Pursuant to a further agreement entered into on June 10, 2022, the Company added an additional five oil and gas leases across 739 acres to its joint venture with Blackrock, thereby expanding the overall project to fifteen leases covering over 1,500 acres.

The Company, through its joint venture partner Blackrock, put considerable effort into reworking and rehabilitating these leases. The land owner royalties on these leases derived from gross revenue production varies from 12.5% to 23.5%. State production tax on oil sales is 7%. In the fiscal year ended June 30, 2025, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $20,294.

The property has been negatively affected by persistent infrastructure issues, nearly stagnant oil prices, and increasing operating costs. In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in the Blackrock Joint Venture for $25,000 cash and an additional 45% joint venture interest in the Pushmataha Gas Field. As a result of this transaction, the Company has disposed of its entire interest in the Blackrock Joint Venture.

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2025 lease operating expenses recorded for the Vitt were nominal totaling under $1,000. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $109,000. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells.

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

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, contributing a nominal $354 to revenues in the last fiscal year ended June 30, 2025.

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

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. The Company received limited revenue from the property as gas sales were suspended due to required pipeline work and the failure of equipment owned by the gas pipeline company at its compressor station.

In November 2024, the Company assigned its 50% interest in the West Sheppard Pool project to Sheppard Pool Operating, LLC, the operator of the project. After Sheppard Pool Operating has received $22,850 in revenue from the project, the Company will receive a 10% overriding royalty interest (“ORRI”) in the project. Sheppard Pool may elect to reduce the 10% ORRI to 5% by a one-time payment of $100,000 to the Company within 4 years of the effective date of the agreement.

During the year ended June 30, 2025, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

Pushmataha County – South East Oklahoma

In December 2021, the Company exercised its option and entered into a definitive joint venture and operating agreement with Blackrock to acquire a 50% joint venture interest with Blackrock in the Pushmataha Gas Field, comprising 6 leases covering an area of 3,840 acres located in Pushmataha County, Oklahoma. Blackrock had previously entered into a separate option to acquire working interests ranging from 92 -100% in the existing wells and lease acreage from a third party. In connection with the initial acquisition, the Company expended approximately $253,000 in cash. Under the terms of the Joint Venture agreement, after deducting operating costs including a flat sum of $1,000 per month to Blackrock as operator, the Company shall receive all net income from revenues of the project until it has recouped $125,000, thereafter, the parties shall equally split the income.

In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in another project with Blackrock for $25,000 cash and an additional 45% interest in the Pushmataha Gas Field. As a result of this transaction, the Company currently has a 95% Joint Venture interest in the Pushmataha property.

The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. Through the fiscal year ended June 30, 2025, we recorded $1,532 in revenues from gas sales at the project.

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

In the fiscal year ended June 30, 2025, lease operating expenditures were $21,506 with additional gas fees, transportation and taxes aggregating $691. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

5.       IMPAIRMENT OF OIL AND GAS PROPERTIES

During the year ended June 30, 2025, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. For the year ended June 30, 2025, an impairment charge of $167,003 (year ended June 30, 2024 - $401,858) was recorded as an expense.

6.        REVENUES AND COST OF REVENUES

For the year ended June 30, 2025, the Company had production revenue of $22,180 compared to revenue of $42,543 for the year ended June 30, 2024. Refer to the table below of production and revenue through June 30, 2025. For the years ended June 30, 2025 and June 30, 2024 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $42,713 and $92,024 respectively.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	328	56	61.83	—	0	—	20,294

Pushmataha	—	—	—	811	24	1.89	1,532

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	5.44	55	65.17	—	—	—	354

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

7.        STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at June 30, 2025, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 46% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At June 30, 2025, the Company had 117,899,921 shares of its common stock issued and outstanding.

The Company has issued the following shares:

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

On November 12, 2024, the board of directors approved the issuance of 250,000 common shares at $0.04 per share in connection with consulting services for the Company’s filings, preparation, compliance matters and business activities.

On November 12, 2024, the Company issued 2,500,000 common shares at $0.04 per share to Samuel Naparstek for corporate consulting services.

On December 3, 2024, the Company issued 225,000 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

On June 24, 2025, the Company issued 500,000 common shares at a deemed price of $0.0482 per share for legal fees.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

8.        NET INCOME PER COMMON SHARE

A reconciliation of the components of net loss per common share for the years ended June 30, 2025 and 2024 are presented below:

	2025	2024

Net loss	$(597,167)	$(873,214)

Basic weighted average number of common shares outstanding	116,294,784	113,991,380

Effect of dilutive securities
Preferred Stock	50,000,000	50,000,000
Convertible Debt	6,694,770	6,822,567
Effect of dilutive securities	56.694,770	56,822,567

Diluted weighted average number of common shares outstanding	172,989,554	171,839,286

Basic loss per common share	$(0.01)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

9.        STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2025.

During the year ended June 30, 2025, the Company issued the following common shares:

a)	225,000 common shares at a deemed value of $9,000 to Sierra Land Resources in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues shares to Sierra for their work in lieu of cash fees based upon the price of the Company’s common stock at the time services are invoiced.

b)	2,500,000 common shares were issued at a deemed price of $0.04 per share for a deemed value of $100,000 to Samuel Naparstek for consulting work and services.

c)	250,000 common shares were issued at $0.04 per share for a deemed value of $10,000 to a consultant for corporate regulatory consulting services.

During the year ended June 30, 2024, the Company issued the following common shares:

a)	473,046 common shares were issued to Sierra Land Resources pursuant to its ongoing services agreement at a deemed value of $28,805.

b)	460,000 common shares were issued for consulting services that the Company expensed $75,866 in connection with this agreement.

c)	59,375 common shares were issued at a deemed value of $7,125 for services rendered by its consulting geologist.

10.        INCOME TAXES

Net operating loss carry forwards of approximately $2,305,685 at June 30, 2025 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $484,194 at June 30, 2025.

11.       RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of June 30, 2025 and June 30, 2024, the Company has accrued $438,750 and $276,750 as accrued liabilities – related party, respectively.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025

12.        CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note has a 10% annual interest rate, with repayments set initially at of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan. As of June 30, 2025, the loan had an outstanding balance of $131,135 and unpaid interest was $63,956 payable on the convertible loan with repayments revised in accordance with the lender at a minimum of $2,000 monthly. The principal amount of the loan is secured by a lien on the Vitt Lease. In the related security agreement, the Company has agreed to remit the first $125,000 in net revenue received from its interest in the Pushmataha Gas Field toward the payment and performance of the note.

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

13.        SUBSEQUENT EVENTS

a)	In August 2025, the Company agreed to exchange its 50% working interest in the oil and gas leases known as the Blackrock Joint Venture for $25,000 cash and an additional 45% interest in the Pushmataha Gas Field. The additional interest in Pushmataha increases Okmin’s ownership of the project from 50% to 95%.

b)	In September 2025, the Company issued 173,090 common shares at a deemed price of $0.06 per share to Sierra Land Resources pursuant to its ongoing services agreement at a deemed value of $10,385.

c)	In September 2025, the Company reached an agreement with the holder of the Company’s convertible debt to convert all the principal and interest outstanding as of June 30, 3035 into common shares of the Company at a price of $0.03 per share. As of June 30, 2025, the remaining principal was $131,135 and unpaid interest was $63,956. On September 19, 2025, the Company issued 6,503,024 common shares to the noteholder to settle the note in full.

d)	In September 2025, the Company sold 1,000,000 common shares in a private placement at a price of $0.03 per share for proceeds of $30,000. These funds will be used for working capital and general corporate purposes.

Outside of this, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

