Form 10-Q
period 2025-09-30
OKMIN RESOURCES, INC.
filed 2025-11-25
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of November 24, 2025, there were 125,576,035 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

For the period ended

September 30, 2025

SIGNATURES	18

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30
	2025	2025

ASSETS
Current assets:
Cash and cash equivalents	$13,623	$11,488
Total current assets	13,623	11,488

Oil and gas properties, net	96,090	53,713
Black Rock Joint Venture	—	68,084
Other receivables	25,000	—
Other assets and restricted cash	165	37
Total noncurrent assets	121,255	121,834

TOTAL ASSETS	$134,878	$133,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,630	$32,500
Accrued liabilities – related party	479,250	438,750
Accrued interest payable – current portion	—	63,956
Note payable – current portion	—	131,135
Other liabilities	75,557	87,586
Total current liabilities	593,437	753,927

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 125,576,035 and 117,899,921 issued and outstanding at September 30, 2025 and June 30, 2025, respectively	12,558	11,790
Additional paid-in capital	1,907,498	1,672,790
Accumulated deficit	(2,379,115)	(2,305,685)
Total stockholders’ equity (deficit)	(458,559)	(620,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$134,878	$133,322

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Revenue
Oil and gas sales	$2,088	$5,991

Cost of revenue	(6,968)	(9,717)
Gross profit (loss)	(4,880)	(3,726)

Operating expenses:
General and administrative expense	79,588	59,379
Depreciation, depletion and amortization	707	1,359
Total operating expenses	80,295	60,738

(Loss) from operations	(85,175)	(64,464)

Other (expense)
Interest income	34	—
Interest expense	(5,070)	(3,828)
Gain on forgiveness of accounts payable	16,761	507
Other income	19	—
Total other income (expense)	11,744	(3,321)

(Loss) before taxes	(73,430)	(67,785)

Provision for income taxes	—	—

Net loss	$(73,430)	$(67,785)

Net income (loss) per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	118,825,066	114,424,921
Diluted	174,479,870	171,199,610

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended September 30, 2025 and 2024

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Net loss	—	—	—	—	—	(67,785)	(67,785)

Balance September 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,776,303)	$(234,323)

Shares issued for services	—	—	3,475,000	347	142,753	—	143,100
Net loss		—	—	—	—	(529,382)	(529,382)

Balance June 30, 2025	5,000,000	$500	117,899,921	$11,790	$1,672,790	$(2,305,685)	$(620,605)

Shares issued for debt conversion	—	—	6,503,024	651	194,440		195,091
Shares issued for services	—	—	173,090	17	10,368		10,385
Private placement	—	—	1,000,000	100	29,900		30,000
Net loss	—	—	—	—	—	(73,430)	(73,430)

Balance September 30, 2025	5,000,000	$500	125,576,035	$12,558	$1,907,498	$(2,379,115)	$(458,559)

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Cash Flows from Operating Activities
Net loss	$(73,430)	$(67,785)
Adjustments to reconcile net loss to net cash from (used in) operations:
Depreciation and Amortization	707	1,359
Changes in operating assets and liabilities
Accrued Product Sale (O&G)	(128)	(33)
Issuance of common stock for services	10,385
Accounts payable and accrued liabilities	63,391	69,951
Gain from forgiveness of accounts payable	(16,761)
Other liabilities	(12,029)
Net cash (used in) provided by operating activities	(27,865)	7,320

Cash Flows from Financing Activities
Note repayment	—	(6,000)
Private Placement of Common Stock	30,000
Net cash provided by (used in) financing activities	30,000	(6,000)

Net change in cash	2,135	1,320
Cash - beginning of period	11,488	72,281
Cash - end of period	$13,623	$73,602

Non-cash investing and financing activities
Common stock issued for Note Repayment	195,091	—
Common stock issued for Accrued Interest Payable	63,956	—
Common stock issued for services	10,385	143,100

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

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

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2025, the Company cash totaled $13,623.

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

As of September 30, 2025

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

3.     GOING CONCERN

The Company currently has limited operations. These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $73,430 for the three months ended September 30, 2025 (year ended June 30, 2025 - $597,167) and an accumulated deficit of $2,379,115 as of September 30, 2025 (June 30, 2025 - $2,305,685). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $554,814 as at September 30, 2025 (as of June 30, 2025 – deficit of $742,439) and for the remainder of the 2026 fiscal year which started in July 2025, we anticipate cash needs of approximately $270,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. Based on the Company’s cash position as of September 30, 2025, additional financing will be required to meet its budgeted expenditures for fiscal 2026. Management intends to raise such additional funding through debt financing or private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all. Any new work on our properties will require additional capital.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

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

The Company, through its joint venture partner Blackrock, put considerable effort into reworking and rehabilitating these leases. The land owner royalties on these leases derived from gross revenue production varies from 12.5% to 23.5%. State production tax on oil sales is 7%. In the fiscal year ended June 30, 2025, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled only $1,268.

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

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, contributing a nominal $354 to revenues in the last fiscal year ended June 30, 2025, and $Nil in the three months ended September 30, 2025.

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

During the quarter ended September 30, 2025, gas sales continued to be suspended on the property and the Company recorded no expenditures or revenues from the project.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

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

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. In the three months ended September 30, 2025, we recorded $821 in revenues from gas sales at the project.

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

In the three months ended September 30, 2025, lease operating expenditures were $4,265 with additional gas fees, transportation and taxes aggregating $286. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

5.     IMPAIRMENT OF OIL AND GAS PROPERTIES

During the year ended June 30, 2025, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. For the year ended June 30, 2025, an impairment charge of $167,003 was recorded as an expense and for the three months ended September 30, 2025 there was no further impairment charged.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

6.     REVENUES AND COST OF REVENUES

For the quarter ended September 30, 2025, the Company had production revenue of $2,088 compared to revenue of $5,991 for the quarter ended September 30, 2024. Refer to the table below of production and revenue through September 30, 2025. For the quarters ended September 30, 2025 and September 30, 2024 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $6,968 and $9,717 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	21	72	60.59	—	0	—	1,268

Pushmataha	—	—	—	299.62	14	2.74	820.74

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	—	—	—	—	—	—	—

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

7.     STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at September 30, 2025, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 46% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At September 30, 2025, the Company had 125,576,035 shares of its common stock issued and outstanding.

The Company has issued the following shares:

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

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

On September 19, 2025 the Company issued 6.503,024 common shares at $0.03 per share to satisfy in full payment on an existing convertible note with the Company.

On September 19, 2025, the Company issued 173,090 common shares at $0.06 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

On September 26, 2025, the Company issued 1,000,000 common shares at $0.03 per share in connection with a private placement for proceeds of $30,000.

8.     NET LOSS PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three months ended September 30, 2025 is presented below:

	Three Months Ended September 30, 2025
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(73,430)	118,825,066	$(0.00)
Net loss attributable to common stock fully diluted	$(73,430)	174,479,870	$(0.00)

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

As of September 30, 2025

9.     STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2025.

During the three months ended September 30, 2025, the Company issued the following common shares:

a)	173,090 common shares at a deemed value of $10,385 to Sierra Land Resources in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues shares to Sierra for their work in lieu of cash fees based upon the price of the Company’s common stock at the time services are invoiced.

10.     INCOME TAXES

Net operating loss carry forwards of approximately $2,379,115 at September 30, 2025 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $499,614 at September 30, 2025.

11.     RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of September 30, 2025 and September 30, 2024, the Company has accrued $479,250 and $317,250 as accrued liabilities – related party, respectively.

12.     CONVERTIBLE LOAN

In November 2021, the Company entered into a convertible loan agreement with an accredited investor (the “Investor”) pursuant to which the Company raised $231,000 in financing. The note had a 10% annual interest rate, with repayments set initially at of a minimum of $3,500 per month commencing as of May 2022 and any open balance is convertible at the Investor’s discretion into shares of the Company’s common stock at $0.03 per share with warrant coverage at the same price on the basis of one warrant per every three shares issued under the loan.

In September 2025, the Company reached an agreement with the Investor to convert all the principal and interest outstanding into common shares of the Company at a price of $0.03 per share. The outstanding principal converted was $131,135 and unpaid interest was $63,956. On September 19, 2025, the Company issued 6,503,024 common shares to the noteholder to settle the note in full.

13.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of September 30, 2025 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Results of Operations

For the Three months ended September 30, 2025, as compared to the Three months ended September 30, 2024

Revenue

We generated $2,088 in revenue from oil and gas sales for the three months ended September 30, 2025, as compared to $5,991 in revenues generated in the three months ended September 30, 2024. The decrease in revenue is predominantly attributable to lower energy prices. These lower prices not only reduced the sales price we received, but also led to the curtailment of operations on certain of our properties until prices improve which resulted in a decrease of our production volumes.

General and Administrative Expense

General and administrative expenses increased to $79,588 for the three months ended September 30, 2025 compared to expenses of $59,379 for the three months ended September 30, 2024. The primary reason for the increase was due to higher consulting and professional fees in the current period. Expenses related to compensation, interest, rent, accounting and professional fees and other general and administrative expenses necessary for our operations were relatively flat compared to the prior period.

Net Loss

The net loss for the three months ended September 30, 2025 was $73,430 compared to a net loss of $67,785 for the three months ended September 30, 2024. Expenses during the three month period ended September 30, 2025, included: $6,968 in lease operating expenses (including taxes and royalties), $40,500 in deferred and unpaid compensation, $5,559 in interest expense and financing costs, $8,700 in compliance listing related fees, $37,366 in accounting and professional fees and other general and administrative expenses necessary for our operations. Expenses during the comparative three month period ended September 30, 2024 included: $9,717 in lease operating expenses (including taxes and royalties), $40,500 in deferred and unpaid compensation, $4,320 in interest expense and financing costs, $8,400 in compliance listing related fees, $9,599 in accounting and professional fees and other general and administrative expenses necessary for our operations.

Net cash provided (used) from financing

Financing activities provided net cash of $30,000 in the three months ended September 30, 2025. The Company completed a private placement of 1,000,000 common shares at a price of $0.03 per share for proceeds of $30,000. For the three months ended September 30, 2024, financing activities used cash of $6,000 which was entirely for repayment of debt.

Net cash from investing activities

There was no cash provided by or used in investing activities for the three month periods ended September 30, 2025 or September 30, 2024.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2025, we had total assets of $134,878, comprised primarily of cash of $13,623 and oil and gas properties of $96,090. As of September 30, 2025, we had total liabilities of $593,437, primarily comprised of deferred and accrued compensation of $479,250, accrued liabilities of $38,630, and other liabilities of $75,557.

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

The Company had a net loss of $73,430 for the three months ended September 30, 2025 and an accumulated deficit of $2,379,115. As at September 30, 2025, we had a working capital deficit of approximately $554,814. We are still an earlier stage company and to date we have only achieved limited revenues from operations and anticipate that operating revenues will continue to be limited until the Company is in a position to commit substantial capital resources to its operations.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $73,430 for the three months ended September 30, 2025 and an accumulated deficit of $2,379,115 as of September 30, 2025. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $554,814 as at September 30, 2025. In the 2026 fiscal year we anticipate cash needs of a minimum of $270,000, to maintain general corporate overhead and for continued work in maintaining our existing lease properties. This does not include any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells, which would require additional capital commitments. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2025 and 2024, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2025:

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

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended June 30, 2025. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2025, the Company issued the following securities:

On September 19, 2025 the Company issued 6.503,024 common shares at $0.03 per share to satisfy in full payment on an existing convertible note with the Company.

On September 19, 2025, the Company issued 173,090 common shares at $0.06 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

On September 26, 2025 the Company issued 1,000,000 common shares at $0.03 per share in connection with a private placement for proceeds of $30,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OKMIN RESOURCES INC.

Date: November 24, 2025	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

