Form 10-Q
period 2025-12-31
OKMIN RESOURCES, INC.
filed 2026-02-24
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of February 23, 2026, there were 125,689,287 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

December 31, 2025

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$705	$11,488
Total current assets	705	11,488

Oil and gas properties, net	70,689	53,713
Black Rock Joint Venture	—	68,084
Other receivables, net of allowance for doubtful accounts of $25,000 (June 30, 2025 - $nil)	—
Other assets and restricted cash	2,022	37
Total noncurrent assets	72,711	121,834

TOTAL ASSETS	$73,416	$133,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$39,013	$32,500
Accrued liabilities – related party	519,750	438,750
Accrued interest payable – current portion	—	63,956
Note payable – current portion	—	131,135
Bridge loan payable – related party	10,000	—
Other liabilities	87,826	87,586
Total current liabilities	656,589	753,927

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 125,689,287 and 117,899,921 issued and outstanding at December 31, 2025 and June 30, 2025, respectively	12,569	11,790
Additional paid-in capital	1,912,036	1,672,790
Accumulated deficit	(2,508,278)	(2,305,685)
Total stockholders’ equity (deficit)	(583,173)	(620,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$73,416	$133,322

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Revenue
Oil and gas sales	$2,814	$5,312	$4,902	$11,303

Cost of revenue	(8,055)	(11,062)	(15,022)	(20,779)
Gross profit (loss)	(5,241)	(5,750)	(10,120)	(9,476)

Operating expenses:
General and administrative expense	68,939	192,879	148,527	252,258
Depreciation, depletion and amortization	636	1,359	1,343	2,718
Allowance for doubtful accounts	25,000	—	25,000	—
Impairment	24,765	15,761	24,765	15,761
Total operating expenses	119,340	209,999	199,635	270,737

(Loss) income from operations	(124,581)	(199,818)	(209,755)	(264,452)

Other Income (expense)
Interest income	5	388	38	895
Interest expense	(4,623)	(3,678)	(9,694)	(7,507)
Other income	38	282	16,818	282
Total other income (expense)	(4,580)	(3,008)	7,162	(6,330)

(Loss) income before taxes	(129,161)	(202,826)	(202,593)	(270,782)

Provision for income taxes	—	—	—	—

Total net (loss)	$(129,161)	$(218,757)	$(202,593)	$(286,543)

Net (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	125,578,497	115,990,410	122,201,782	115,211,943

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended December 31, 2025 and 2024

(Unaudited)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Shares issued for services	—	—	2,975,000	297	118,703	—	119,000
Net loss	—	—	—	—	—	(286,543)	(286,543)

Balance December 31, 2024	5,000,000	$500	117,399,921	$11,740	$1,648,740	$(1,995,061)	$(334,081)

Shares issued for services	—	—	500,000	50	24,050	—	24,100
Net loss	—	—	—	—	—	(310,624)	(310,624)

Balance, June 30, 2025	5,000,000	$500	117,899,921	$11,790	$1,672,790	(2,305,685)	(620,605)

Shares issued for debt conversion	—	—	6,503,024	651	194,440	—	195,091
Shares issued for services	—	—	286,342	28	14,906	—	14,934
Private placement	—	—	1,000,000	100	29,900	—	30,000
Net loss	—	—	—	—	—	(202,593)	(202,593)

Balance December 31, 2025	5,000,000	$500	125,689,287	$12,569	$1,912,036	$(2,508,278)	$(583,173)

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net (loss)	$(202,593)	$(286,543)
Adjustments to reconcile net loss to net cash from (used in) operations
Depreciation and amortization	1,343	2,718
Adjustments to reconcile net loss to net cash from operations:
Accrued oil and gas sales	(1,985)	65
Issuance of common stock for services	14,934	119,000
Impairment of oil and gas properties	24,765	15,761
Allowance for doubtful accounts	25,000	—
Accounts payable and accrued liabilities	104,274	146,485
Gain on forgiveness of accounts payable	(16,761)	—
Other liabilities	240	—
Net cash from operating activities	(50,783)	(2,514)

Cash Flows from Investing Activities
Investment in oil and gas properties	—	—
Net cash from investing activities	—	—

Cash Flows from Financing Activities
(Repayment of) note payable	—	(12,000)
Private placement of common stock	30,000	—
Bridge loan	10,000	—
Net cash from financing activities	40,000	(12,000)

Net change in cash	(10,783)	(14,514)
Cash - beginning of period	11,488	72,281
Cash - end of period	$705	$57,767

Non-cash Transactions
Common stock issued for note repayment	$195,091	—
Common stock issued for accrued interest payable	$63,956	—
Common stock issued for services	$14,934	$119,000

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

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

The Company has an interest in three separate projects:

1)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	A 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma

3)	A 95% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

During the period ended December 31, 2025, the Company disposed of its entire interest in the Blackrock JV for consideration of $25,000 cash and an additional 45% financial interest in the Pushmataha joint venture. This transaction increased the Company’s financial interest in Pushmataha from 50% to 95%.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2025, the Company cash totaled $705.

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

Asset retirement obligations

The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which an obligation occurs if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

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

The Company has reviewed its oil and gas projects and determined an obligating event has not occurred. Therefore, the Company has not recognized any asset retirement obligation liabilities as of December 31, 2025 or June 30, 2025.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

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

As of December 31, 2025

3.     GOING CONCERN

The Company currently has limited operations. These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $202,593 for the six months ended December 31, 2025 (year ended June 30, 2025 - $597,167) and an accumulated deficit of $2,508,278 as of December 31, 2025 (June 30, 2025 - $2,305,685). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $655,884 as at December 31, 2025 (as of June 30, 2025 – deficit of $742,439) and for the remainder of the 2026 fiscal year which started in July 2025, we anticipate cash needs of approximately $150,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. Based on the Company’s cash position as of December 31, 2025, additional financing will be required to meet its budgeted expenditures for fiscal 2026. Management intends to raise such additional funding through debt financing or private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all. Any new work on our properties will require additional capital.

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

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2025 lease operating expenses recorded for the Vitt were nominal totaling under $1,000. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $112,000. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

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

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, contributing a nominal $354 to revenues in the last fiscal year ended June 30, 2025, and $Nil in the six months ended December 31, 2025.

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

In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in another project with Blackrock for $25,000 cash and an additional 45% financial interest in the Pushmataha Gas Field. As a result of this transaction, the Company currently has a 95% Joint Venture interest in the Pushmataha property.

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

As of December 31, 2025

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

In the six months ended December 31, 2025, revenue from the property was $3,693 (year ended June 30, 2025 - $1,532). The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

5.     IMPAIRMENT OF OIL AND GAS PROPERTIES

During the six months ended December 31, 2025, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. For the six months ended December 31, 2025, an impairment charge of $24,765 was recorded as an expense.

6.     REVENUES AND COST OF REVENUES

For the six months ended December 31, 2025, the Company had production revenue of $4,902 compared to revenue of $11,303 for the six months ended December 31, 2024. Refer to the table below of production and revenue through December 31, 2025. For the six month periods ended December 31, 2025 and December 31, 2024 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $15,022 and $20,779 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	21	72	60.59	—	—	—	1,268

Pushmataha	—	—	—	1,371.82	6	2.65	3,634

Vitt Lease	—	—	—	—	—	—	—

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

7.     STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at December 31, 2025, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 46% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At December 31, 2025, the Company had 125,689,287 shares of its common stock issued and outstanding.

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

On September 19, 2025 the Company issued 6,503,024 common shares at $0.03 per share to satisfy in full payment on an existing convertible note with the Company.

On September 19, 2025, the Company issued 173,090 common shares at $0.06 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

On September 26, 2025, the Company issued 1,000,000 common shares at $0.03 per share in connection with a private placement for proceeds of $30,000.

On December 30, 2025, the Company issued 113,252 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

8.     NET LOSS PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three and six months ended December 31, 2025 is presented below:

	Three Months Ended December 31, 2025
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(129,161)	125,578,497	$(0.00)
Net loss attributable to common stock fully diluted	$(129,161)	175,578,497	$(0.00)

	Six Months Ended December 31, 2025
	Net Loss	Weighted Average Shares	Per Share

Basic Earnings per Share:

Net loss attributable to common stock basic	$(202,593)	122,201,782	$(0.00)
Net loss attributable to common stock fully diluted	$(202,593)	175,027,953	$(0.00)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

9.     STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2025.

During the six months ended December 31, 2025, the Company issued the following common shares:

a)	286,342 common shares at a deemed value of $14,934 to Sierra Land Resources in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues shares to Sierra for their work in lieu of cash fees based upon the price of the Company’s common stock at the time services are invoiced.

10.     INCOME TAXES

Net operating loss carry forwards of approximately $2,508,278 at December 31, 2025 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $526,738 at December 31, 2025.

11.     RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of December 31, 2025 and December 31, 2024, the Company has accrued $519,750 and $357,750 as accrued liabilities – related party, respectively.

On November 26, 2025, Mr. Herzog extended the Company a bridge loan advance of $10,000 with no interest payable.

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

13.     SUBSEQUENT EVENTS

On January 29, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization with BevPoint Capital LP (“BevPoint”), a Florida limited partnership. BevPoint is focused on building a national portfolio of consumer lifestyle brands in the craft beverage and experiential hospitality sectors and is the owner and operator of American Icon Brewery a brewpub and brewery in Vero Beach, Florida.

Under the terms of the Agreement, the Company will issue an aggregate of 220 million shares of its common stock to the partners and management of BevPoint in exchange for 100% of the existing interests of BevPoint representing approximately 55.6% of the post-closing outstanding shares, excluding the earnout shares and shares issuable upon conversion of a to be issued convertible note, as described below.

The transaction also includes additional earn-out consideration contingent upon the achievement of specified revenue and earnings milestones with revenue and EBITDA calculated on a consolidated basis in accordance with GAAP:

•	75,000,000 shares upon reaching $10 million revenue
•	75,000,000 shares upon reaching $1 million EBITDA
•	75,000,000 shares upon reaching $20 million revenue
•	75,000,000 shares upon reaching $2 million EBITDA

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

All share amounts will be adjusted proportionately for any stock splits, stock dividends, recapitalizations, or similar events, and the determination of milestone achievement shall be made by the Company’s independent auditors.

BevPoint will enter into an agreement to purchase 20,000,000 shares of Okmin Common Stock from certain affiliates of Okmin simultaneously with the merger.

The Company’s current CEO Jonathan Herzog will receive a Convertible Promissory Note with a 3-year term in the principal amount of $250,000 with a 3-year term, bearing interest at 2% per annum, and a conversion price of $0.04 per share of the Company’s Common Stock, plus two million (2,000,000) shares of Okmin Common Stock in exchange for previously accrued and unpaid salary. Mr. Herzog will also convert his current 5,000,000 shares of preferred stock into 50,000,000 shares of the Company’s common stock with a $50,000 conversion price to be offset as a book entry against existing accrued compensation.

The Company will also issue a convertible Promissory Note with a 3-year term in the original principal amount of $280,000 in favor of Chris Sellers, CEO of BevPoint, with a conversion price of $0.04 per share.

As a condition to closing, BevPoint must have $730,000 in immediately available cash in bank accounts, contributed by way of a bona fide equity infusion, free from any encumbrance or restriction.

Upon closing the transaction, anticipated by the end of the first quarter of 2026, the Company intends to change its name to BevPoint, Inc. and will apply to change its trading symbol to BVPT. At closing, Chris Sellers will be appointed as CEO of the Company and Chris Sellers and John F. Giarrante will be appointed as directors, with current officers and directors tendering their resignations except Jonathan Herzog who will remain as a director and non-executive chairman of Okmin's Board of Directors with compensation of $5,000 per month for a period of 24 months, subject to his continued service and compliance with applicable director duties.

The closing shall take place at a time mutually agreeable to the parties, but in no event later than March 31, 2026, unless extended by mutual written agreement of the parties.

The transaction remains subject to various approvals and conditions, including without limitation: (i) approval by a majority of Company stockholders; (ii) compliance with applicable securities laws, including any required filings or approvals; (iii) satisfaction of the minimum cash condition; (iv) accuracy of representations and warranties; (v) absence of material adverse changes; and (vi) other customary closing conditions as set forth in the Agreement.

Except for the pending transaction detailed above, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of December 31, 2025 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Overview

Okmin Resources, Inc. was organized in 2020 to engage in the acquisition, exploration, and development of mineral rights and natural resource assets. As a development-stage company, the Company initially focused on the acquisition and development of domestic oil and gas properties, targeting lower-profile rework and recompletion opportunities with relatively low entry costs. The Company’s initial projects were located in Oklahoma and Kansas.

The Company operates through two wholly owned subsidiaries: Okmin Operations, LLC, incorporated on May 25, 2021 in the State of Kansas, and Okmin Energy LLC, incorporated on November 21, 2021 in the State of Oklahoma. These subsidiaries conduct the Company’s oil and gas activities.

On January 29, 2026, marking a strategic shift and diversification of the Company’s business, Okmin entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with BevPoint Capital LP (“BevPoint”). BevPoint is developing a national portfolio of craft beverage and experiential hospitality brands, anchored by its recent acquisition of American Icon Brewery in Vero Beach, Florida.

Pursuant to the terms of the Agreement, upon closing the Company will issue an aggregate of 220,000,000 shares of its common stock to the partners and management of BevPoint in exchange for 100% of the outstanding equity interests of BevPoint. Upon completion of the transaction, the BevPoint interest holders will hold a majority of the Company’s issued and outstanding common stock. The transaction also includes additional earn-out consideration based on the achievement of specified revenue and earnings milestones. In addition, the Agreement requires a minimum capital infusion of $730,000 by BevPoint prior to closing.

BevPoint’s management team has experience across the beverage, hospitality, and entertainment industries. BevPoint focuses on partnering with independent brands that have demonstrated consumer demand but face operational or structural constraints. Through its operating strategy, BevPoint seeks to enhance supply-chain relationships and scale experiential concepts that integrate beverage innovation, culinary offerings, and entertainment, with the objective of building destination-oriented brands and generating long-term enterprise value.

Following the proposed transaction, the Company intends to pursue additional opportunities in the beverage, hospitality, and experience-driven sectors. At the same time, the Company is evaluating strategic alternatives with respect to its remaining energy-related assets, including the potential sale of the Pushmataha gas field, as it continues to consolidate and refocus its legacy energy interests.

RESULTS OF OPERATIONS

For the Three months ended December 31, 2025, as compared to the Three months ended December 31, 2024

Revenue

We generated $2,814 in revenue from oil and gas sales for the three months ended December 31, 2025, as compared to $5,312 in revenues generated in the three months ended December 31, 2024. The decrease in revenue is predominantly attributable to lower natural gas prices. These lower prices not only reduced the sales price we received for each MCF sold but also led to the curtailment of operations on certain of our properties which resulted in a decrease of our production volumes.

General and Administrative Expense

General and administrative expenses decreased to $68,939 for the three months ended December 31, 2025 compared to $192,879 for the three months ended December 31, 2024. The primary reason for the decrease is the previous year had included a one-off and non-cash expense of $119,000 in connection with stock issued to consultants and a director of the Company for services in lieu of cash payments.

Net Loss

The net loss for the three months ended December 31, 2025 was $129,161 compared to a net loss of $218,757 for the three months ended December 31, 2024. The Expenses during the three month period ended December 31, 2025, included $8,055 in lease operating expenses, including taxes and royalties; $40,500 in accrued compensation; $4,623 in interest expense; Audit fees of $15,692, $4,550 in stock compensation in lieu of cash for an ongoing services agreement with Sierra Land Resources, LLC, plus other professional fees; and other general and administrative expenses necessary for our operations. An impairment charge of $24,765 was recorded in the current period as a test of the current fair value of the oil and gas properties was conducted and it was determined an impairment of the capitalized values was necessary. Additionally, following payment delays on accounts receivable, an allowance for doubtful accounts of $25,000 was recorded in this past quarter. The Expenses during the comparative three month period ended December 31, 2024 included: $9,518 in lease operating expenses, including taxes and royalties; $40,500 in accrued compensation, $3,678 in interest expense, $3,671 in filing fees, an amount of $119,000 in non-recurring consulting and compensation fees and other general and administrative expenses necessary for our operations.

For the Six months ended December 31, 2025, as compared to the Six months ended December 31, 2024

Revenue

We generated $4,902 in revenue from oil and gas sales for the six months ended December 31, 2025, as compared to $11,303 in revenues in the six months ended December 31, 2024. The decrease in revenue is attributable to lower natural gas prices and reduced operations pending additional funding to conduct additional reworks required to increase production activities. These lower prices not only reduced the sales price we received for each MCF sold, but also led to a decrease in our production volumes as operations on certain of our properties have been curtailed until prices improve. Current revenue was also negatively affected by the continued suspension of gas sales at West Sheppard Pool due to the failure of equipment owned by the gas pipeline company at its compressor station. During the current period, we received $57 in interest income from our cash balances compared to interest income of $282 for the six months ended December 31, 2024.

General and Administrative Expense

General and administrative expenses decreased to $148,527 for the six months ended December 31, 2025 as compared to $252,258 for the six months ended December 31, 2024. This decrease is largely attributable higher expenses in the previous year, where the Company recorded a non-recurring and non-cash expense of $119,000 in connection with stock issued to in lieu of cash payments to consultants and a director of the Company for services.

Net Loss

The net loss for the six months ended December 31, 2025 was $202,593 compared to a net loss of $286,543 for the six months ended December 31, 2024.  The Expenses during the six month period ended December 31, 2025, included $15,022 in lease operating expenses, including taxes and royalties; $81,000 in accrued compensation; an allowance for doubtful accounts of $25,000, $10,525 in interest expense and financing costs; $30,801 in audit fees, accounting, and bookkeeping fees of $6,377; $8,700 in listing related fees; and $14,935 in connection with personnel and corporate consultants (vs $119,000 in six months ended December 31, 2024). An impairment charge of $24,765 was recorded in the current period as a test of the current fair value of the oil and gas properties was conducted and it was determined an impairment of the capitalized values was necessary. We also incurred other general and administrative expenses necessary for our operations.

Net cash used in investing activities

In the six months ended December 31, 2025 and 2024, net cash from investing activities was none.

 Net cash from financing

Net cash from financing activities in the six months ended December 31, 2025 totaled $40,000 compared to ($12,000) in the six months ended December 31, 2024, this difference is largely attributable to a small private placement of $30,000 completed in September 2025 and a bridge loan of $10,000 extended to the Company by its CEO.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2025, we had total assets of $73,416, comprised primarily of cash and cash equivalents of $705 and oil and gas properties at $70,689. As at December 31, 2025, we had total liabilities of $656,589, primarily comprised of accrued liabilities-related party of $519,750 in deferred compensation expense as the CEO continues to defer salary in an effort to conserve cash. Other liabilities include accounts payable of $39,013, bridge loan from the CEO of $10,000, and other liabilities of $87,826.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $202,593 for the six months ended December 31, 2025 and an accumulated deficit of $2,508,278 as of December 31, 2025. The Company had a working capital deficit of $655,884 as at December 31, 2025 and for the remainder of the 2026 fiscal year which started in July 2025, we anticipate cash needs of approximately $150,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities and/or debt financing.

To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash and via debt financing. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2026 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $202,593 for the six months ended December 31, 2025 and an accumulated deficit of $2,508,278 as of December 31, 2025. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $655,884 as at December 31, 2025 and management believes that the Company will require additional working capital for the remainder of the 2026 fiscal year. To date, we have funded our operations primarily through the issuance of equity and/or convertible securities for cash and via debt financing. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the remainder of the 2026 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2025:

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

During the six month period ended December 31, 2025, the Company issued the following securities:

On September 19, 2025 the Company issued 6.503,024 common shares at $0.03 per share to satisfy in full payment on an existing convertible note with the Company.

On September 19, 2025, the Company issued 173,090 common shares at $0.06 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

On September 26, 2025 the Company issued 1,000,000 common shares at $0.03 per share in connection with a private placement for proceeds of $30,000. Proceeds are for general corporate purposes.

On December 30, 2025, the Company issued 113,252 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OKMIN RESOURCES INC.

Date: February 24, 2026	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

