Form 10-Q
period 2026-03-31
OKMIN RESOURCES, INC.
filed 2026-05-15
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-56381

OKMIN RESOURCES INC.
(Exact Name of Registrant as specified in its charter)

Nevada	85-4401166
(State of Incorporation)	(I.R.S. Employer Identification No.)

16501 Ventura Boulevard, Suite 400, Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2026, there were 128,489,287 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

OKMIN RESOURCES INC.

FORM 10-Q

March 31, 2026

SIGNATURES	22

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,333	$11,488
Other receivable, net	10,066	—
Other current assets	958	37
Total current assets	35,357	11,525

Non-current assets
Oil and gas properties, net	70,053	53,713
Black Rock Joint Venture	—	68,084
Total non-current assets	70,053	121,797

TOTAL ASSETS	$105,410	$133,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,118	$32,500
Accrued liabilities – related party	560,250	438,750
Accrued interest payable – current portion	—	63,956
Note payable – current portion	—	131,135
Bridge loan payable – related party	30,000	—
Other liabilities	63,659	87,586
Total current liabilities	691,027	753,927

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 128,489,287 and 117,899,921 issued and outstanding at March 31, 2026 and June 30, 2025, respectively	12,849	11,790
Additional paid-in capital	2,015,756	1,672,790
Accumulated deficit	(2,614,722)	(2,305,685)
Total stockholders’ equity (deficit)	(585,617)	(620,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$105,410	$133,322

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Revenue
Oil and gas sales	$3,917	$6,159	$8,819	$17,461
Total revenues	3,917	6,159	8,819	17,461

Cost of revenue	(10,777)	(9,758)	(25,799)	(30,538)
Gross loss	(6,860)	(3,599)	(16,980)	(13,077)

Operating expenses:
General and administrative expense	109,863	59,037	258,390	311,294
Depreciation, depletion and amortization	636	1,359	1,979	4,077
Allowance for doubtful accounts	—	—	25,000	—
Impairment	—	—	24,765	15,761
Total operating expenses	110,499	60,396	310,134	331,132

Loss from operations	(117,359)	(63,995)	(327,114)	(344,209)

Other Income (expense)
Interest income	—	265	38	1,160
Interest expense	(4,963)	(3,528)	(14,657)	(11,035)
Litigation settlement	10,066	—	10,066	—
Bad debt recovery	5,796	—	5,796	—
Other income	16	17	16,834	299
Total other income (expense)	10,915	(3,246)	18,077	(9,576)

Loss before taxes	(106,444)	(67,241)	(309,037)	(353,785)

Provision for income taxes	—	—	—	—

Total net loss	$(106,444)	$(67,241)	$(309,037)	$(353,785)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	126,064,843	117,399,921	123,451,343	115,927,749

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Nine Months Ended March 31, 2026 and 2025

(Unaudited)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Shares issued for services	—	—	2,975,000	297	118,703	—	119,000
Net loss	—	—	—	—	—	(353,785)	(353,785)

Balance March 31, 2025	5,000,000	$500	117,399,921	$11,740	$1,648,740	$(2,062,303)	$(401,323)

Shares issued for services	—	—	500,000	50	24,050	—	24,100
Net loss	—	—	—	—	—	(243,382)	(243,382)

Balance, June 30, 2025	5,000,000	$500	117,899,921	$11,790	$1,672,790	$(2,305,685)	$(620,605)

Shares issued for debt conversion	—	—	6,503,024	651	194,440	—	195,091
Shares issued for services	—	—	1,286,342	128	64,806	—	64,934
Private placement	—	—	2,800,000	280	83,720	—	84,000
Net loss	—	—	—	—	—	(309,037)	(309,037)

Balance March 31, 2026	5,000,000	$500	128,489,287	$12,849	$2,015,756	$(2,614,722)	$(585,617)

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(309,037)	$(353,785)
Adjustments to reconcile net loss to net cash from (used in) operations
Depreciation and amortization	1,979	4,077
Impairment of oil and gas properties	24,765	15,761
Allowance of doubtful accounts	25,000	—
Gain on forgiveness of accounts payable	(16,761)	—
Issuance of common stock for services	64,934	119,000
Changes in assets and liabilities
Accrued oil and gas sales	(921)	80
Accounts receivable	(10,066)	—
Accounts payable and accrued liabilities	142,879	190,237
Accrued interest payable	—	11,035
Other liabilities	(23,927)	—
Net cash used in operating activities	(101,155)	(13,595)

Cash Flows from Investing Activities
Investment in oil and gas properties	—	—
Net cash from investing activities	—	—

Cash Flows from Financing Activities
(Repayment of) note payable	—	(18,000)
Private placement of common stock	84,000	—
Bridge loan	30,000	—
Net cash from (used in) financing activities	114,000	(18,000)

Net change in cash	12,845	(31,595)
Cash - beginning of period	11,488	72,281
Cash - end of period	$24,333	$40,686

Non-cash Transactions
Common stock issued for note repayment	$131,135	—
Common stock issued for accrued interest payable	$63,956	—
Common stock issued for services	$64,934	$119,000

The accompanying notes are an integral part of these financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

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

The Company has an interest in two projects:

1)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	A 95% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

The Company also retained a 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma.

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

As of March 31, 2026

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

Cash and cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2026, the Company cash totaled $24,333.

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

As of March 31, 2026

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

The Company has reviewed its oil and gas projects and determined an obligating event has not occurred. Therefore, the Company has not recognized any asset retirement obligation liabilities as of March 31, 2026 or June 30, 2025.

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

As of March 31, 2026

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements.  The Company adopted the ASU 2023-09 on July 1, 2025, prospectively, and it did not have a material effect on our financial statements.

Segment Reporting

The Company adopted ASC 2023-07, ASU 2023-07, Improvements to Reportable Segment Disclosures, effective July 1, 2024, The Company operates in a single reportable segment, oil and gas exploration and production. Due to limited revenue, significant expenses are primarily corporate in nature and not allocated across multiple business units.

3.     GOING CONCERN

The Company currently has limited operations. These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $309,037 for the nine months ended March 31, 2026 (year ended June 30, 2025 - $597,167) and an accumulated deficit of $2,614,722 as of March 31, 2026 (June 30, 2025 - $2,305,685). These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $655,670 as at March 31, 2026 (as of June 30, 2025 – deficit of $742,402) and for the remainder of the 2026 fiscal year which started in July 2025, we anticipate cash needs of approximately $50,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. Based on the Company’s cash position as of March 31, 2026, additional financing will be required to meet its budgeted expenditures for fiscal 2026. Management intends to raise such additional funding through debt financing or private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all. Any new work on our properties will require additional capital.

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

As of March 31, 2026

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

The property has been negatively affected by persistent infrastructure issues, nearly stagnant oil prices, and increasing operating costs. In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in the previous Blackrock Joint Venture for $25,000 and an additional 45% joint venture interest in the Pushmataha Gas Field. As a result of this transaction, the Company disposed of its entire interest in the Blackrock Joint Venture.

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

The Company had entered into an operating agreement covering the Vitt Lease with Petron Oil and Gas LLC (“Petron”), pursuant to which Petron will handle the reworking of the existing wells and other day to day operations at the lease. Under the operating agreement, the company fulfilled its commitment for expenditures to rework the existing wells and to cover operator costs and expenses of at least $50,000. Under the agreement, J & S McCoy Enterprises and Earnest Ashlock, the principal of Petron, together retained a 15% Net Revenue Interest in the Vitt Lease. Upon the lease becoming fully operational, it is anticipated that the parties will contribute capital costs in accordance with their percentage working interest, of which Okmin’s working interest is 85.8571428571%. The remaining 12.5% Net Revenue Interest of the lease reverts back to the landowners. Petron has recently notified the Company that its operator’s license has expired and is not presently up for renewal, but they are currently in discussions with other licensed operators to assume operation of the lease. Additionally, due to a lack of ongoing production over the past year, there is a possibility of the lease lapsing in June this year although a minimal capital contribution may be made to maintain the lease.

This lease currently has fifteen wells on site. Nine oil and gas wells, two idle wells that require further evaluation, and four injection wells. These are shallow wells drilled down to the Bartlesville zone at a depth of 525 feet. The operator conducted some work on the wells in 2023, including rebuilding the downhole pumps, though the wells are not currently operating.

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it. Revenues of only $354 in the last fiscal year ended June 30, 2025, and $ Nil in the nine months ended March 31, 2026.

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

As of March 31, 2026

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

In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in another project with Blackrock for $25,000 and an additional 45% interest in the Pushmataha Gas Field. As a result of this transaction, the Company currently has a 95% Joint Venture interest in the Pushmataha property.

The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%. Blackrock maintains the actual leases to the Pushmataha project, and at the present time, the Company’s interests are held via the joint venture agreement in place with Blackrock. Blackrock is exploring bringing in potential funding partners into Pushmataha on the Company’s behalf or another strategic transaction or sale.

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

In the nine months ended March 31, 2026, revenue from the property increased to $7,551 (year ended June 30, 2025 - $1,532). The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

5.     IMPAIRMENT OF OIL AND GAS PROPERTIES

During the nine months ended March 31, 2026, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. For the nine months ended March 31, 2026, an impairment charge of $24,765 was recorded as an expense.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

6.     REVENUES AND COST OF REVENUES

For the nine months ended March 31, 2026, the Company had production revenue of $8,819 compared to revenue of $17,462 for the nine months ended March 31, 2025. Refer to the table below of production and revenue through March 31, 2026. For the nine month periods ended March 31, 2026 and March 31, 2025 our cost of revenue, consisting of lease operating expenses and production and excise taxes was $25,799 and $30,538 respectively.

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	21	72	60.59	—	—	—	1,268

Pushmataha	—	—	—	2,028.32	9	3.72	7,551

Vitt Lease	—	—	—	—	—	—	—

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

7.      LITIGATION SETTLEMENT

The Company was a party in a class-action lawsuit filed against its former auditor which alleged negligence in their audit services. During the period ended March 31, 2026, the former auditor settled the lawsuit. The Company’s portion of the settlement was $10,066, which was recorded as Other Receivable as of March 31, 2026.

8.     STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at March 31, 2026, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted at $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 45% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At March 31, 2026, the Company had 128,489,287 shares of its common stock issued and outstanding.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

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

On March 16, 2026, the Company issued 1,800,000 common shares at $0.03 per share in connection with a private placement for proceeds of $54,000.

On March 27, 2026, the Company issued 1,000,000 common shares at $0.05 per share to a corporate advisor.

9.     NET LOSS PER COMMON SHARE

A reconciliation of the components of basic and diluted net loss per common share for the three and nine months ended March 31, 2026 is presented below:

	Three months ended March 31, 2026	Nine months ended March 31, 2026

Net loss	$(106,445)	$(309,038)

Basic weighted average number of common shares outstanding	126,064,843	123,451,343

Effect of dilutive securities:
Preferred stock	50,000,000	50,000,000

Diluted weighted average number of common shares outstanding	176,064,843	173,451,343

Loss per common share	$(0.00)	$(0.00)

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

10.     STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2025.

During the nine months ended March 31, 2026, the Company issued the following common shares:

•	286,342 common shares at a deemed value of $14,934 to Sierra Land Resources in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues shares to Sierra for their work in lieu of cash fees based upon the price of the Company’s common stock at the time services are invoiced.
•	1,000,000 common shares at a deemed value of $50,000 to Mr. Andrew Glashow, who has joined the Company as a corporate advisor.

11.     INCOME TAXES

Net operating loss carry forwards of approximately $2,614,722 at March 31, 2026 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $549,092 at March 31, 2026.

12.     RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. Mr. Herzog has accrued the entire monthly compensation since October 2023. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. As of March 31, 2026 and March 31, 2025, the Company has accrued $560,250 and $398,250 as accrued liabilities – related party, respectively.

On November 26, 2025, Mr. Herzog extended the Company a bridge loan advance of $10,000 with no specified due date and no interest payable. In the current quarter ended March 31, 2026, Mr. Herzog advanced to the Company an additional $20,000 under the same terms.

13.     CONVERTIBLE LOAN

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

14.     SUBSEQUENT EVENTS

On April 14, 2026 the Company reported that it had terminated its planned Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with BevPoint Capital LP. As previously disclosed, the completion of the transactions contemplated by the Merger Agreement was subject to the satisfaction of certain closing conditions. These closing conditions were not satisfied within the required timeframe. Therefore, the Company will not proceed with the transaction, and the Merger Agreement has been terminated in accordance with its terms.

Except for the termination of the transaction detailed above, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources, Inc., and its subsidiaries (“Okmin” or the “Company”) as of March 31, 2026 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

The Company has an interest in two projects:

1)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	A 95% Joint Venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

The Company also retained a 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma.

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

Terminated Merger Agreement with Bevpoint Capital LP

On January 29, 2026, the Company entered into a merger agreement with BevPoint Capital LP, a Florida limited partnership ("BevPoint"). BevPoint is the owner and operator of American Icon Brewery and intends to acquire similar businesses. Under the agreement, all interests in BevPoint would be converted into the right to receive an aggregate of 220,000,000 shares of Okmin common stock representing approximately 55.6% of the post-closing outstanding shares, with additional shares to be issued to BevPoint holders upon the achievement of certain financial milestones. The Company would also issue a convertible promissory note to the principals of the combined entity.

The merger was conditional upon a number of closing conditions, including the requirement that BevPoint would have $730,000 in immediately available cash in bank accounts, contributed by way of a bona fide equity infusion, free from any encumbrance or restriction.

In April 2026, the Company announced that these closing conditions were not satisfied within the required timeframe, and the merger agreement had been terminated.

New Corporate Advisor

In April 2026, the Company engaged Andrew Glashow as a corporate advisor. Mr. Glashow is a capital markets strategist and dealmaker with deep experience advising public and emerging growth companies on financings, M&A, and market positioning. He has been directly involved in structuring transactions from $1 million to $50 million, including reverse mergers, structured debt financings, and equity raises. Mr. Glashow works closely with management teams and boards to unlock shareholder value, improve capital access, and position companies for uplisting and strategic exits. He currently serves as a board member of Signature Apps and LEEF Brands Inc., and as an advisor to iDoc Telehealth. Upon his engagement, the Company issued 1,000,000 common shares of Okmin at a deemed value of $50,000 to Mr. Glashow.

RESULTS OF OPERATIONS

For the Three months ended March 31, 2026, as compared to the Three months ended March 31, 2025

Revenue

We generated revenue from oil and gas sales of $3,917 for the three months ended March 31, 2026, as compared to $6,159 in revenues from oil and gas sales generated in the three months ended March 31, 2025. The decrease in oil and gas revenues is a result of the sale earlier in the year of the Company’s Blackrock Joint Venture project, an oil project in Oklahoma. Revenue from natural gas from the Company’s joint venture interest in Pushmataha increased to $3,917 compared to revenue of $1,532 for the entire fiscal year ended June 30, 2025. The operator of the project has resolved some pipeline issues which have improved the property’s production and revenue. In general, lower natural gas prices reduce the sales price we receive for production sold and have also led to the curtailment of operations on certain of our properties until prices improve which causes a decrease of our production volumes.

General and Administrative Expense

General and administrative expenses decreased to $109,863 for the three months ended March 31, 2026 compared to $59,037 for the three months ended March 31, 2025. This increase is largely attributable to a one-time non-cash expense of $50,000 in connection with stock the Company issued in lieu of cash payment, as the Company recruited a new corporate advisor to its team. During the three months ended March 31, 2026, we recorded the following expenses as compared to the corresponding period in 2025: audit and accounting fees were lower $4,165 vs $6,544; filing & compliance higher at $9,000 vs $8,700. Other expenses were related to compensation, other filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the three months ended March 31, 2026 was $106,444 compared to a net loss of $67,241 for the three months ended March 31, 2025. The expenses during the three month period ended March 31, 2026, included $10,777 in lease operating expenses (including taxes and royalties); $40,500 in deferred and unpaid compensation; $4,963 in interest expense, a one-time non-cash expense of $50,000 in connection with stock the Company issued to its new corporate advisor; and other general and administrative expenses necessary for our operations. Expenses during the comparative three month period ended March 31, 2025, included $9,758 in lease operating expenses (including taxes and royalties), $40,500 in deferred compensation, $3,528 in interest expense and other general and administrative expenses necessary for our operations. Other income includes $5,796 in bad debt recovery resulting from an offset of expenses at Pushmataha not being charged to us by Blackrock in lieu of a $25,000 receivable that the Company had previously recorded as an allowance for doubtful accounts, and a $10,066 litigation settlement payment received pursuant to a class-action lawsuit against the Company’s prior auditor.

For the Nine months ended March 31, 2026, as compared to the Nine months ended March 31, 2025

Revenue

We generated revenue from oil and gas sales of $8,819 for the nine months ended March 31, 2026, as compared to $17,461 in revenues from oil and gas sales generated in the nine months ended March 31, 2025. The decrease in oil and gas revenues is largely a result of the sale earlier in the year of the Company’s Blackrock Joint Venture project, an oil project in Oklahoma. Natural gas sales in the nine months ended March 31, 2026 from the Company’s joint venture interest in Pushmataha increased to $7,551 compared to $1,532 for the entire year ended June 30, 2025, as the operator of the project corrected some pipeline issues which increased the volume of gas through the system, and the Company’s financial interest increased. In general, lower natural gas prices reduce the sales price we receive for production sold and have also led to the curtailment of operations until prices improve which causes a decrease of our production volumes.

General and Administrative Expense

General and administrative expenses decreased to $258,390 for the nine months ended March 31, 2026 as compared to $311,294 for the nine months ended March 31, 2025. The expenses during the nine month period ended March 31, 2026, included an aggregate of $64,935 in consulting and advisor fees versus $119,000 during the same period in 2025, the lower amount contributed to the decrease in expenses; both amounts are predominantly non-recurring and non-cash expenses in connection with stock issued to in lieu of cash payments for services. Additionally, during the nine months ended March 31, 2026, we recorded the following expenses as compared to the corresponding period in 2025: audit fees were higher $33,301 compared to $27,783; Accounting and bookkeeping fees were lower at $8,042 versus $14,089, and depreciation was lower at $1,979 versus. $4,077. Other expenses related to compensation, filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net Loss

The net loss for the nine months ended March 31, 2026 was $309,037 compared to a net loss of $353,785 for the nine months ended March 31, 2025. The Expenses during the nine month period ended March 31, 2026, included $25,799 in lower lease operating expenses, including taxes and royalties, compared to $30,538 during the nine month period ended March 31, 2025; Impairment losses on oil and gas properties were higher in the nine month period ended March 31, 2026 at $24,765 versus $15,761 in 2025; Consulting and advisor fees were $64,935 compared to $119,000 during the same period in 2025; Filing and compliance fees of $17,700 were higher compared to $8,700 in 2025. The Company also recorded $121,500 in accrued and unpaid compensation, plus other general and administrative expenses necessary for our operations. Interest expense was higher at $14,657 versus $11,035. Other income includes $5,796 in bad debt recovery resulting from an offset of expenses at Pushmataha not being charged to us by Blackrock in lieu of a $25,000 receivable that the Company had previously recorded as an allowance for doubtful accounts, and a $10,066 litigation settlement payment received pursuant to a class-action lawsuit against the Company’s prior auditor.

Net cash used in investing activities

In the nine month periods ended March 31 2026 and 2025, there were no investing activities and net cash was $Nil for both nine month periods.

Net cash (used) in operating activities

Net cash used in operating activities in the nine months ended March 31, 2026 totaled $101,155 compared to $13,595 in the nine months ended March 31, 2025.

Net cash from financing activities

Net cash provided by financing activities in the nine months ended March 31, 2026 totaled $114,000 compared to cash used of ($18,000) in the nine months ended March 31, 2025. Financing activity in the nine months ended March 31, 2026 included $84,000 raised in private placements of our common stock and a $30,000 at call bridge loan extended to the Company by our President and Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2026, we had total assets of $105,410, comprised primarily of cash and cash equivalents of $24,333 and oil and gas properties of $70,053. As at March 31, 2026, we had total liabilities of $691,027, primarily comprised of deferred compensation expense of $560,250 as the CEO is deferring salary in an effort to conserve cash and $30,000 in non-interest bearing bridge loans which he extended to the Company for working capital. Additionally, there is accounts payable of $37,118 and other liabilities of $63,659.

Our business plan calls for substantial capital resource requirements and we have incurred significant losses since inception. The Company had a net loss of $309,037 for the nine months ended March 31, 2026 and an accumulated deficit of $2,614,722 as of March 31, 2026. The Company had a working capital deficit of $655,670 as at March 31, 2026 and for the remainder of the 2026 fiscal year, the Company anticipates cash needs of approximately $50,000. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through private sales of securities or debt funding.

To date, we have funded our operations primarily through the issuance of equity securities for cash and short term loans. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the current 2026 fiscal year, such capital requirements will be in excess of what we have in available cash for planned ongoing activities.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company adopted ASC 2023-07, effective July 1, 2024. The adoption of this ASU affects only the Company’s disclosures, with no impacts to its financial condition or results of operations.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact on our financial statement disclosures.

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

As reflected in the accompanying condensed financial statements, the Company had a net loss of $309,037 for the nine months ended March 31, 2026 and an accumulated deficit of $2,614,722 as of March 31, 2026. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $655,670 as at March 31, 2026 and management believes that the Company will require additional working capital for the remainder of the 2026 fiscal year. For the remainder of the 2026 fiscal year, the Company anticipates cash needs of approximately $50,000. The Company anticipates receiving limited revenue from oil and gas sales and intends to obtain the remaining capital through debt and/or equity funding.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2026:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2026, the Company issued the following shares of common stock:

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

On March 16, 2026, the Company issued 1,800,000 common shares at $0.03 per share in connection with a private placement for proceeds of $54,000.

On March 27, 2026, the Company issued 1,000,000 common shares at $0.05 per share to a corporate advisor, who has joined the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Appointment of Advisor

The Company has brought Mr. Andrew Glashow onto its team as a corporate advisor.

Andrew Glashow is a capital markets strategist and dealmaker with deep experience advising public and emerging growth companies on financings, M&A, and market positioning. He has been directly involved in structuring transactions from $1 million to $50 million, including reverse mergers, structured debt financings, and equity raises. Mr. Glashow works closely with management teams and boards to unlock shareholder value, improve capital access, and position companies for uplisting and strategic exits. He currently serves as a board member of Signature Apps and LEEF Brands Inc., and as an advisor to iDoc Telehealth.

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

OKMIN RESOURCES INC.

Date: May 15, 2026	/s/ Jonathan Herzog
Jonathan Herzog, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

