Form 10-K
period 2026-06-30
OKMIN RESOURCES, INC.
filed 2026-10-13
CIK 1848334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

As of December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $3,448,048.

As of October 13, 2026, the issuer had 128,511,487 shares of its common stock outstanding.

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

The Company has an interest in two projects:

1)	72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	95% joint-venture interest in Pushmataha, a natural gas project in Southeast Oklahoma

The Company also retains a 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma, once the operator receives $22,850 in revenue from the project.

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

Subject to the Company being able to secure adequate additional financing, Okmin may also acquire the rights to and participate in drilling and/or other natural resource related operations. The Company will evaluate other strategic corporate opportunities as they become available from time to time.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance the Company’s current plan to rework and possibly develop its existing projects and to identify and acquire new projects.

The Company’s fiscal year end is June 30.

For the 2027 fiscal year we anticipate cash needs of approximately $230,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. Based on the Company’s cash position as of June 30, 2026, additional financing will be required to meet its budgeted expenditures for fiscal 2027. Management intends to raise such additional funding through debt financing or private sales of the Company’s securities, but no assurance can be given that such financing will be available on acceptable terms or at all.

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

During the fiscal year ending June 30, 2027, our operational activities will be focused on development and production of our oil and gas interests with our joint interest operators.

In fiscal 2027 and beyond, we intend to seek additional growth opportunities including but not limited to the oil and gas and the natural resources sectors. This may include further acquisition of assets, participation with current and new industry partners in their exploration and development projects, and the acquisition of interests in existing companies.

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

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that will impact oil prices in the current fiscal year and future periods include the current military activity in the Strait of Hormuz in the Middle East, the Russian war with Ukraine, inflation, demand in Asian and European markets, and the extent to which members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since natural gas is a primary heating source.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices and the volume of product delivered, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of June 30, 2026.

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

Human Capital Resources

We believe that our success depends upon our ability to attract, develop and retain key personnel. The Company currently has a single officer who serves as President/CEO. We otherwise rely on the services of independent contractors.

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

Summary Risk Factors

•	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fulfill our business plan;

•	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further write-downs on our oil and natural gas assets;

•	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

•	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;

•	future oil and natural gas production rates;

•	environmental risks;

•	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

•	competition in acquiring interest in existing properties and new acreage with other operating companies, resulting in less favorable terms or fewer opportunities being available;

•	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

•	disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

•	our lack of effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to maintain the market for our common stock on OTC Markets;

•	dilution caused by new equity or debt offerings;

•	our need for additional capital to conduct our operations and fund our business, complete future acquisitions, and our ability to obtain such necessary funding on favorable terms, if at all;

•	the speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other shareholders;

•	our dependence on the continued involvement of our present management;

•	economic downturns and possible recessions;

•	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

•	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

•	Other risks disclosed below under “Risk Factors”.

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

The price of oil and natural gas heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over recent years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the global COVID-19 outbreak, and most recently rising to over $100 a barrel in April 2026 upon the outbreak of military action in Middle East around the Strait of Hormuz. Natural gas prices have recently traded around $3.00 per mcf. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price.

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

The Company’s projects are located in Oklahoma and Kansas. Since our properties are contained in a limited area, a number of our properties could experience the same adverse conditions at the same time, resulting in a relatively greater impact on our operations than if we had a more diversified portfolio of properties. Such conditions could have a negative material effect on our business and financial condition.

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

The hydraulic fracturing process on which we and others in our industry depend to complete wells that will produce commercial quantities of crude oil and natural gas, and requires the use and disposal or recycling of significant quantities of water. Our inability to secure sufficient amounts of water, or to dispose of, or recycle the water used in our operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of wastes, including, but not limited to, produced water, drilling fluids, and other wastes associated with the exploration, development, or production of crude oil, natural gas, and.

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

The Company’s auditor has included a “going concern” opinion in its auditors’ report to the Company's consolidated financial statements for the fiscal year ended June 30, 2026. The opinion was included as a result of the Company's history of operating losses and negative financial trends. If the Company is unable to meet its obligations, it will not be able to fulfill its business plan and be forced to reduce certain operations or cease operations altogether.

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

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective during 2025 and 2026. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2026 due to the material weaknesses described below.

As of June 30, 2026, we have identified the following material weaknesses:

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

As a result, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2026 and 2025, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately June 30, 2021.

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

Governance

The Board of Directors is responsible for overseeing risks related to cybersecurity. The Company's President is responsible for assessing and managing risks and incidents relating to cybersecurity threats. He will report any material findings and recommendations, if any, to the Board of Directors.

ITEM 2. PROPERTIES.

Okmin’s principal office is located at 16501 Ventura Blvd., Suite 400, Encino, CA, 91436.  The Company has a month-to-month lease arrangement for our corporate offices at a cost of approximately $150 - $200 per month, with meeting space available to it on demand on a pay per use basis. This arrangement is adequate for the Company’s current needs.

At this time, Okmin does not anticipate purchasing any real estate, nor does it anticipate purchasing any real property for its office.

Oil and Gas Properties

The Company’s interests in lease holdings are all within the Cherokee Platform, a geological feature underlying an area of northeastern Oklahoma and southeastern Kansas in the mid-continent region of the United States. The Cherokee Platform has been an established oil producing region for the last century.

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

The Company, through its joint venture partner Blackrock, put considerable effort into reworking and rehabilitating these leases. The land owner royalties on these leases derived from gross revenue production varies from 12.5% to 23.5%. State production tax on oil sales is 7%. In the fiscal year ended June 30, 2026, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $1,268 and lease operating costs were $1,591.

The property has been negatively affected by persistent infrastructure issues, nearly stagnant oil prices, and increasing operating costs. In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in the Blackrock Joint Venture for $25,000 and an additional 45% interest in the joint venture for the Pushmataha Gas Field. As a result of this transaction, the Company has disposed of its entire interest in the Blackrock Joint Venture.

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2026 lease operating expenses recorded for the Vitt were $3,825. To date, the Company’s aggregate additional capital and lease operating expenditures on the lease are approximately $112,400. The lease covers 160 acres and includes eleven existing oil and gas wells and four water injection wells.

The Company had entered into an operating agreement covering the Vitt Lease with Petron Oil and Gas LLC (“Petron”), pursuant to which Petron will handle the reworking of the existing wells and other day to day operations at the lease. Under the operating agreement, the company fulfilled its commitment for expenditures to rework the existing wells and to cover operator costs and expenses of at least $50,000. Under the agreement, J & S McCoy Enterprises and Earnest Ashlock, the principal of Petron, together retained a 15% Net Revenue Interest in the Vitt Lease. Upon the lease becoming fully operational, it is anticipated that the parties will contribute capital costs in accordance with their percentage working interest, of which Okmin’s working interest is 85.8571428571%. The remaining 12.5% Net Revenue Interest of the lease reverts back to the landowners. During the 4th quarter of fiscal 2026, Petron notified the Company that its operator’s license has expired and is not presently up for renewal, but they are currently in discussions with other licensed operators to assume operation of the lease. Additionally, due to a lack of ongoing production over the past year, there is a risk of the lease lapsing, as such we have written off the entire capital value of this project, though are still exploring ways to continue developing the property.

This lease currently has fifteen wells on site. Nine oil and gas wells, two idle wells that require further evaluation, and four injection wells. These are shallow wells drilled down to the Bartlesville zone at a depth of 525 feet. The operator conducted some work on the wells in 2023, including rebuilding the downhole pumps, though the wells are not currently operating.

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it. Revenues were $Nil in the last fiscal year ended June 30, 2026, and $354 in the fiscal year ended June 30, 2025.

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

In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in another project with Blackrock for $25,000 and an additional 45% interest in the Joint Venture for the Pushmataha Gas Field, which has increased the Company’s interest to 95%. The Company and Blackrock have agreed to offset lease operating charges against the $25,000 portion of the transaction.

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

In the fiscal year ended June 30, 2026, lease operating expenditures were $26,927 with additional gas fees, transportation and taxes aggregating $2,282. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

In July 2026, the Company and the property operator received an unsolicited proposal from a third-party to acquire 100% of the Pushmataha project, including the Company’s 95% working interest and the operator’s 5% interest in the project. The acquirer proposed to pay $150,000 cash at closing and an additional $100,000 cash within 120 days, with the Company and the operator retaining a 10% carried working interest in the Pushmataha project. No transaction was concluded, and the offer subsequently expired. Although management remains in conversations with the third-party offeror, there is no guarantee that any transaction or other business agreement will result.

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

IMPAIRMENT OF OIL AND GAS PROPERTIES

During the fiscal year ended June 30, 2026, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. For the twelve months ended June 30, 2026, impairment charges of $29,030 were recorded as an expense.

The following table details the Company’s net oil and gas production by project in the fiscal year ended June 30, 2026.

Net Oil and Gas Production by Project

For the fiscal year ended June 30, 2026

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	21	72	60.59	—	—	—	1,268

Pushmataha	—	—	—	2,360.43	11	3.22	7,591

Vitt Lease	—	—	—	—	—	—	—

Net Oil and Gas Production by Project For the fiscal year ended June 30, 2025

	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	328	56	61.83	—	0	—	20,294

Pushmataha	—	—	—	811	24	1.89	1,532

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	5.44	55	65.17	—	—	—	354

The acreage of each of our projects as of June 30, 2026 is included in the following table.

	Total Acreage		Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net	Gross	Net

Pushmataha	3,840	3,648	3,840	3,648	—	—

Vitt Lease	160	137	40	34.25	120	102.75

Total	4,000	3,785	3,920	3,682.25	120	102.75

The acreage of each of our projects as of June 30, 2025 is included in the following table.

	Total Acreage		Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	1,529	764.5	1,529	764.5	—	—

Pushmataha	3,840	1,920	3,840	1,920	—	—

West Sheppard	0	0	0	0	0	0

Vitt Lease	160	137	40	34.25	120	102.75

Total	5,529	2,821.5	5,409	2,718.75	120	102.75

The following table details the current classification of all existing wells on each of our projects as of June 30, 2026.

	Total Wells (producing and idle)		Producing Oil Wells		Producing Natural Gas Wells
	Gross	Net	Gross	Net	Gross	Net

Pushmataha	7	7	—	—	6	6

Vitt Lease	11	9.4	—	—	—	—

Total	18	16.4	—	—	6	6

The following table details the classification of all existing wells on each of our projects as of June 30, 2025.

	Total Wells (producing and idle)		Producing Oil Wells		Producing Natural Gas Wells
	Gross	Net	Gross	Net	Gross	Net

Black Rock JV	38	19	6	3	—	—

Pushmataha	7	3.5	—	—	6	3

Vitt Lease	11	9.4	—	—	—	—

Total	82	44.9	6	3	6	3

To date, Okmin has focused on reworking currently producing wells and upgrading the infrastructure on its projects. The Company believes that with additional capital commitments there is potential to increase production on each of the projects. Each of the projects has largely been without any notable work or investment expenditures in a number of years, and existing well spacing on most of the projects is considerably less than currently allowed which would permit infill drilling into much of the acreage classified as developed. In addition to the current activities on existing wells, the Company and its consultants have evaluated a number of potential work programs to increase production. These include:

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

Management is also evaluating other strategic corporate opportunities, which may include acquiring the rights to and participate in drilling and/or other natural resource related operations, or opportunities outside the natural resource industry.

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

The following table sets forth the range of high and low trading prices of the Company’s Common Stock during the periods indicated.

Fiscal Year 2026	High	Low
Quarter ended June 30, 2026	$0.07	$0.05
Quarter ended March 31, 2026	$0.1198	$0.0325
Quarter ended December 31, 2025	$0.0444	$0.0137
Quarter ended September 30, 2025	$0.06	$0.03

Fiscal Year 2025	High	Low
Quarter ended June 30, 2025	$0.06	$0.06
Quarter ended March 31, 2025	$0.09	$0.03
Quarter ended December 31, 2024	$0.05	$0.04
Quarter ended September 30, 2024	$0.05	$0.04

The closing sales price of the Company’s common stock as reported on June 30, 2026, was $0.07 per share.

Holders of Our Common Stock

The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, NY 11598. Their phone number is (212) 828-8436, and their website is www.vstocktransfer.com.

Based upon the records of the Company’s transfer agent, the number of holders of record of our common stock, including depositories, as of June 30, 2026 was 81.

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

Securities Authorized for Issuance under Equity Compensation Plans

Under a consulting agreement dated July 7, 2022 between the Company and Sierra Land Resources, LLC, the Company agreed to compensate Sierra for advisory work related to land and resource development. The Company will compensate Sierra in cash or common shares, with the value of the share computed at the average trading price of the shares during the month in which the work was performed. This agreement has no fixed maximum number of shares that can be issued and was not approved by shareholders.

Except for the consulting agreement disclosed above, the Company presently does not have any other equity compensation plan.

Recent Sales of Unregistered Securities

During the three most fiscal years ended June 30, the Company issued the following shares of common stock in unregistered transactions without the participation of any broker-dealer or underwriter:

Date		Description	Number of Shares Issued	Recipient	Proceeds ($)		Consideration	Exemption
August 2023	(a)	Common Stock	460,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
August 2023	(b)	Common Stock	59,375	Consultants	$	Nil	Services	Sec. 4(a)(2)
November 2023	(c)	Common Stock	151,305	Consultants	$	Nil	Services	Sec. 4(a)(2)
June 2024	(c)	Common Stock	321,741	Consultants	$	Nil	Services	Sec. 4(a)(2)
November 2024	(d)	Common Stock	2,500,000	Director	$	Nil	Services	Sec. 4(a)(2)
November 2024	(e)	Common Stock	250,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
December 2024	(c)	Common Stock	225,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
June 2025	(f)	Common Stock	500,000	Legal Fees	$	Nil	Services	Sec. 4(a)(2)
September 2025	(g)	Common Stock	6,503,024	Convertible Holder	$	Nil	Debt Conversion	Sec. 4(a)(2)
September 2025	(c)	Common Stock	173,090	Consultants	$	Nil	Services	Sec. 4(a)(2)
September 2025	(h)	Common Stock	1,000,000	PP Investors		$30,000	Cash	Sec. 4(a)(2)
December 2025	(c)	Common Stock	113,252	Consultants	$	Nil	Services	Sec. 4(a)(2)
March 2026	(i)	Common Stock	1,800,000	PP Investors		$54,000	Cash	Sec. 4(a)(2)
March 2026	(j)	Common Stock	1,000,000	Consultants	$	Nil	Services	Sec. 4(a)(2)
June 2026	(c)	Common Stock	22,200	Consultants	$	Nil	Services	Sec. 4(a)(2)

(a)	As of August 1, 2023, the Company issued 460,000 shares pursuant to a consulting agreement which vest quarterly, at a deemed price of $0.22 per share. During the fiscal year ended June 30, 2024 we expensed $75,866 in connection with this agreement.
(b)	As of August 28, 2023, the Company issued 59,375 shares at a deemed price of $0.12 per share for previous services valued at $7,125 rendered by its consulting geologist.
(c)	These shares were issued under an ongoing services agreement with Sierra Land Resources, LLC, in connection with consulting services on the Company’s oil and gas properties. Additional shares under the agreement were issued on June 30, 2024, December 3, 2024, September 19, 2025, December 30, 2025, and June 25, 2026.
(d)	Samuel Naparstek joined the Board as a Director effective July 30, 2024, was awarded 2,500,000 shares at $0.04 per share in lieu of consulting work and services.
(e)	The Company’s Board of Directors approved the issuance of 250,000 shares of the Company’s common stock in lieu of a cash payments of $10,000 in consideration of a compliance consulting services agreement.
(f)	On June 24, 2025, the Company issued 500,000 shares at a deemed price of $0.0482 per share for legal fees.
(g)	On September 19, 2025 the Company issued 6,503,024 common shares at $0.03 per share to satisfy in full payment on an existing convertible note with the Company.
(h)	On September 26, 2025, the Company issued 1,000,000 common shares at $0.03 per share in connection with a private placement for proceeds of $30,000.
(i)	On March 16, 2026, the Company issued 1,800,000 common shares at $0.03 per share in connection with a private placement for proceeds of $54,000.
(j)	On March 27, 2026, the Company issued 1,000,000 common shares at $0.05 per share to a corporate advisor.

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

The Company has repurchased no equity securities in the fiscal years ended June 30, 2026 or June 30, 2025.

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

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Okmin Resources Inc. and its subsidiaries (“Okmin” or the “Company”) as of June 30, 2026 should be read in conjunction with our audited financial statements and the notes to those audited financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Okmin. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Our goal is to increase production from our existing oil and gas interests. Currently, our primary producing property is Pushmataha, which is producing minor amounts of natural gas at a loss. We will require additional capital to increase production, and we may seek a new partner for the project. Unless we are able to increase production from the property, these operating losses will continue. The Vitt property is not currently producing, and the lease may expire without new work expenditures that are required to maintain the lease. On West Sheppard Pool Field, we will receive a 10% overriding royalty interest once the operator receives $22,850 in revenue from the project. This condition has not yet been satisfied. We are also reviewing potential strategic corporate opportunities, including acquiring additional oil and gas and mineral properties or drilling interests, and other non-resource ventures, that we believe will enhance shareholder value.

Results of Operations

Fiscal Years ended June 30, 2026 and 2025

Revenue

We generated $8,859 in revenue from oil and gas sales for the fiscal year ended June 30, 2026, as compared to $22,180 in revenues for the fiscal year ended June 30, 2025. The decrease in revenue is attributable to lower gas prices and the sale of our producing Black Rock project, which we exchanged for a larger interest in the Pushmataha project. Costs of revenues were $34,625 in the year ended June 30, 2026 versus $42,713 for the year ended June 30, 2025, attributable to the Company decreasing lease operating costs resulting from the sale of one of our projects and additionally, only conducting limited operations under the current market conditions including the price of natural gas.

General and Administrative Expense

General and administrative expenses decreased to $306,140 for the year ended June 30, 2026, compared to $388,579 for the year ended June 30, 2025.

For the year ended June 30, 2026, general and administrative expenses included consulting and professional fees related to land and resource development management, corporate advisory services, investor relations and other consulting services. Included in these expenses were non-cash consulting expenses of $66,035, compared to $143,100 for the year ended June 30, 2025, representing the value of common stock issued in lieu of cash for services rendered.

Additionally, general and administrative expenses for each of the years ended June 30, 2026 and 2025 included $162,000 of accrued and deferred compensation.

In the year ended June 30, 2026, of note we recorded the following expenses as compared to the corresponding year ended June 30, 2025: Interest expense was higher at $18,670 vs $17,262; listing related fees were higher at $17,700 vs. $17,100; legal fees were a marginal $150 vs $20,500, audit fees increased to $35,874 vs $31,385; compensation in connection with accounting and bookkeeping reduced to $10,082 vs $16,996. Other expenses related to compensation, filing and transfer agent fees, rent and other general and administrative expenses necessary for our operations.

Net loss

The Company incurred a net loss of $367,299 for the year ended June 30, 2026, compared to a net loss of $597,167 for the year ended June 30, 2025. The decrease in net loss was primarily attributable to lower impairment and general and administrative expenses.

Impairment expense for the year ended June 30, 2026 was $29,030, compared to $167,003 for the year ended June 30, 2025. The prior-year impairment charge resulted from the Company’s assessment of the carrying value of its oil and gas properties.

Expenses for the year ended June 30, 2026 included $162,000 of accrued and deferred compensation, which was unchanged from the prior year; lease operating expenses, including taxes and royalties, of $34,625, compared to $42,713 in 2025; interest expense of $18,670, compared to $17,262 in 2025; accounting and audit fees of $45,956, compared to $48,381 in 2025; and non-cash consulting and professional fees of $66,035 related to common stock issued for services, compared to $143,100 in 2025. The Company also incurred other general and administrative expenses necessary to support its operations.

Depreciation expense decreased to $2,113 for the year ended June 30, 2026, compared to $5,436 for the year ended June 30, 2025.

Net cash used in operating activities

In the year ended June 30, 2026, operating activities used cash of $86,168, including the net loss of $367,299. Non-cash items included depreciation and amortization of $2,113, and impairment of oil and gas properties of $29,030. We recorded an allowance for doubtful accounts of $12,607 and bad debt recovery of $12,393 which were related to our property transaction exchanging our Black Rock interest for an increased interest in the Pushmataha project. We recorded a non-cash gain on forgiveness of accounts payable of $16,761. We also issued $66,034 in common stock for services. Changes in assets and liabilities included an increase in accrued oil and gas sales of $28, an increase in accounts payable and accrued liabilities of $185,071, and a decrease in other liabilities of $9,328.

In the year ended June 30, 2025, operating activities used cash of $104,395, including the net loss of $597,167. Non-cash items included depreciation and amortization of $5,436, impairment of oil and gas properties of $167,003, and issuance of common stock for services of $143,100. Changes in assets and liabilities included accrued oil and gas sales of $66, increase in accounts payable and accrued liabilities of $230,355, an increase in accrued interest payable of $14,414, and an increase in other liabilities of $950.

Net cash from investing activities

There was no cash flows from investing activities in either fiscal year ended June 30, 2026 and 2025.

Net cash from financing

In the year ended June 30, 2026 net cash provided from financing activities was $96,858. The private placements of common shares provided cash of $84,000, and a bridge loan from the Company’s President and CEO provided cash of $30,000. Repayment of short term borrowing used cash of $17,142. For the year ended June 30, 2025, financing activities provided cash of $43,602. Repayments on the previous convertible note used cash of $24,000, and short term borrowing provided cash of $67,602.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2026, the Company had total assets of $87,897, comprised primarily of cash of $22,178 and oil and gas properties of $65,654. As of June 30, 2026, the Company had total liabilities of $730,676, primarily consisting of deferred and accrued compensation of $600,750, accounts payable of $38,810, short term borrowing of $61,116, and bridge loans totaling $30,000 advanced by the Company’s President and Chief Executive Officer.

On September 19, 2025, the Company issued 6,503,024 shares of common stock to a former convertible noteholder in full settlement of all outstanding principal and accrued interest. Following the issuance, the note was fully satisfied, no amounts remained outstanding, and the Company had no remaining convertible notes.

The Company incurred a net loss of $367,299 for the year ended June 30, 2026 and had an accumulated deficit of $2,672,984 as of June 30, 2026. At June 30, 2026, the Company had a working capital deficit of approximately $708,433.

The Company remains an early-stage company and, to date, has generated only limited revenues from operations. The Company anticipates that operating revenues will remain limited until it is able to commit additional capital resources to the development and operation of its assets.

For the 2027 fiscal year we anticipate cash needs of approximately $230,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company plans to obtain the required capital through private sales of securities or debt financing.

To date, we have funded our operations primarily through private sales of equity and/or convertible securities for cash. We depend upon debt and/or equity financing and revenues to fund our ongoing operations and to execute our current business plan. In the 2027 fiscal year, such capital requirements and the requirements for our planned ongoing activities is greater than the capital we currently have available. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. Our most likely source of additional capital is through the sale of our securities, including common stock. We may also obtain capital through the sale of preferred stock or convertible securities, or through debt financing. If we are unable to obtain additional financing it would have a material adverse effect upon our business, financial condition and results of operations, including negatively affecting our ability to complete ongoing activities and which could cause us to curtail or cease certain of our operations.

Terminated Merger Agreement with Bevpoint Capital LP

As a component of our goal to investigate new business opportunities, the Company entered into a merger agreement with BevPoint Capital LP, a Florida limited partnership ("BevPoint") on January 29, 2026. BevPoint is the owner and operator of American Icon Brewery and intends to acquire similar businesses. Under the agreement, all interests in BevPoint would be converted into the right to receive an aggregate of 220,000,000 shares of Okmin common stock representing approximately 55.6% of the post-closing outstanding shares, with additional shares to be issued to BevPoint holders upon the achievement of certain financial milestones. The Company would also issue a convertible promissory note to the principals of the combined entity.

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

New Corporate Advisor

In March 2026, the Company engaged Andrew Glashow as a corporate advisor. Mr. Glashow is a capital markets strategist and dealmaker with deep experience advising public and emerging growth companies on financings, M&A, and market positioning. He has been directly involved in structuring transactions from $1 million to $50 million, including reverse mergers, structured debt financings, and equity raises. Mr. Glashow works closely with management teams and boards to unlock shareholder value, improve capital access, and position companies for uplisting and strategic exits. He currently serves as a board member of Signature Apps and LEEF Brands Inc., and as an advisor to iDoc Telehealth. Upon his engagement, the Company issued 1,000,000 common shares of Okmin at a value of $50,000 to Mr. Glashow.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Such estimates include the review of the valuation of its oil and gas properties for impairment, possible asset retirement obligations, and the value of its common shares issued for services. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires disclosure of significant segment expenses regularly provided to the chief operating decision maker, an amount for other segment items, and the measure of segment profit or loss used by the chief operating decision maker, including for entities with a single reportable segment. We adopted ASU 2023-07 for the year ended June 30, 2025. Adoption did not have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU enhances income tax disclosures, primarily related to the rate reconciliation and income taxes paid. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 during the fiscal year ended June 30, 2026. The adoption did not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. ASU 2024-03 requires public business entities to provide additional disclosures regarding specified categories of expenses included within relevant income statement captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

As reflected in the accompanying audited financial statements, the Company had a net loss of $367,299 for the year ended June 30, 2026 and an accumulated deficit of $2,672,984 as of the same date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $708,433 as at June 30, 2026. In the 2027 fiscal year we anticipate cash needs of a minimum of $230,000, to maintain general corporate overhead and for continued work in maintaining our existing lease properties. This does not include any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells, which would require additional capital commitments. The Company plans to obtain that capital by issuing equity securities, which may consist of either capital stock or convertible debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. We identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Material Weaknesses and Corrective Actions

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2026:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position with the Company

Jonathan Herzog	55	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director
Samuel Naparstek	65	Director

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

Code of Ethics

The Company has not yet adopted a code of ethics as contemplated by Item 406 of Reg. S-K that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions due to the Company’s small size, small number of Officer and Directors, and lack of employees. Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Insider Trading Policy

The Company has not yet adopted an insider trading policy as contemplated by Item 408 of Reg. S-K. Currently, we have one individual who serves as an Officer and as a Director, and a second individual who serves as a Director. The Company has no employees. Our Officer and Directors are subject to insider trading regulations and prohibitions under the federal securities laws.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the Company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended June 30, 2026, have been fulfilled.

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

From inception through October 2021, the Company paid no cash compensation to any officer or director for their service as such. Commencing as of November 1, 2021, the Company agreed to compensate Mr. Herzog with $6,750 per month in cash compensation, together with a further $6,750 monthly to be accrued and deferred until management determines that the Company is in a position to make such payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms as President, Chief Executive Officer and Chief Financial Officer. As of the fiscal years ended June 30, 2026 and June 30, 2025, the Company has accrued $600,750 and $438,750 in outstanding compensation, respectively.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended June 30, 2026, 2025 and 2024, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Name and principal position	Year	Salary Paid in Cash	Salary Accrued	Other Compensation	Total Compensation

Jonathan Herzog,	2026	$—	$162,000	$—	$162,000
President, CEO and CFO	2025	_---	162,000	—	162,000
	2024	20,250	141,750	—	162,000

Samuel Naparstek,	2026	$—	$—	$--	$--
Director *	2025	—	—	100,000	100,000
	2024	—	—	—	—

Thomas Lapinski,	2026	$—	$—	$—	$—
Former Chairman **	2025	—	—	—	—
	2024	—	—	—	—

*	Samuel Naparstek joined the Board as a Director subsequent to the end of fiscal 2024 effective July 30, 2024. Since 2021, Mr. Naparstek has served as a corporate consultant to the Company. In November 2024, the Company issued Mr. Naparstek 2,500,000 common shares at $0.04 per share for ongoing consulting services.
**	Mr. Lapinski resigned as Chairman subsequent to the end of fiscal 2024 effective July 30, 2024.

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards to executive officers during the year ended June 30, 2026.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended June 30, 2026 and 2025.

Option Exercises

There were no options exercised by our named officers during the years ended June 30, 2026 and 2025.

Compensation of Directors

As of the year ended June 30, 2026, our directors did not earn compensation for their service as a director for the years ended June 30, 2026 and 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of September 28, 2026, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Ownership of Common Stock (1)
Jonathan Herzog (2)	80,000,000	44.8%
Thomas Lapinski (3)	20,200,000	15.7%
Roy Mansano (4)	10,753,024	8.4%
Aharonoff Family Trust (5)	12,500,000	9.7%
Shmuel Naparstek	10,100,000	7.9%
All officers and directors as a group (2 persons)	90,100,000	50.5%

(1)	Based on 128,511,487 shares of common stock outstanding as of September 28, 2026, together with securities exercisable or convertible into shares of common stock within 60 days of September 28, 2026 for each stockholder. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of September 28, 2025. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 30,000,000 shares of common stock of the Company, and (ii) 50,000,000 shares of common stock of the Company issuable upon conversion of 5,000,000 shares of Series A Preferred Stock held by Mr. Herzog. Each share of Series A Preferred Stock (i) may be converted at $0.01 per preferred share into 10 shares of common stock, and (ii) has voting rights of ten votes per share.
(3)	Includes 200,000 shares beneficially owned by Judy Lapinski, the spouse of Thomas Lapinski, the former Chairman of the Company.
(4)	Includes 3,000,000 shares of common stock owned directly by Mr. Mansano plus the following additional shares owned indirectly by Mr. Mansano through another entity he controls: 1,250,000 shares of common stock, 6,503,024 shares of common stock issued in September 2025 in full payment of the outstanding principal amount and accrued interest of the Company’s convertible note held by Mr. Mansano (the “Convertible Note”).
(5)	Voting and investment power of the Aharonoff Family Trust is held by Daniel and Vardit Aharonoff.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2025 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). Except for the bridge loans received from the Company’s President and CEO, we believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

Since July 1, 2024, the Company has completed the following transactions with related persons:

a)	On September 19, 2025 the Company issued 6,503,024 common shares at $0.03 per share to an entity controlled by Roy Mansano to satisfy in full payment on an existing convertible note with the Company. Mr. Mansano is considered a related person due to his ownership of greater than 5% of the Company’s issued and outstanding common shares.

b)	On November 12, 2024, the Company issued 2,500,000 common shares at $0.04 per share to Samuel Naparstek, a Director of the Company, for corporate consulting services.

c)	On November 26, 2025, the Company’s President, CEO and Director Jonathan Herzog extended the Company a bridge loan advance of $10,000 with no specified due date and no interest payable. In the quarter ended March 31, 2026, Mr. Herzog advanced to the Company an additional $20,000 under the same terms.

d)	The Company maintains several credit cards and business lines of credit with large financial institutions. Jonathan Herzog, the Company’s President, CEO and Director, has personally guaranteed these credit arrangements and is responsible for repayment if the Company is unable to repay the amounts borrowed.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Fiscal Year Ended June 30,
	2026	2025

Audit fees	35,874	$31,385
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$35,874	$31,385

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

ITEM 15. EXHIBITS

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Articles of Incorporation	10-12G	12/29/2021	3.1
3.2	Bylaws	10-12G	12/29/2021	3.2
3.3	Amendment to Articles of Incorporation dated October 15, 2021, including Certificate of Designation – Series A Preferred Stock	10-K	9/23/2022	3.2
4.1	Description of Common Stock	10-K	9/23/2022	4.1
10.1	Joint Venture Agreement between Blackrock Energy, LLC and Okmin Resources, Inc.	10-12G	12-29-2021	10.1
10.2	Agreement for Vitt Lease	10-12G	12-29-2021	10.2
10.3	Joint Venture Agreement – West Sheppard Pool Field between Blackrock Energy, LLC and Okmin Energy LLC	10-12G	12-29-21	10.3
10.4	Convertible Note and Security Agreement	10-12G	12-29-2021	10.4
10.5	Pushmataha Joint Venture Agreement between Blackrock Energy, LLC and Okmin Energy LLC	10-12G/A	2-10-2022	10.5
21.1	Subsidiaries of the Company	10-K	9/23/2022	21.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   October 13, 2026

Okmin Resources, Inc.

By:	/s/ Jonathan Herzog
Jonathan Herzog
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Herzog	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 13, 2026
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

Signature	Title	Date

/s/ Jonathan Herzog	Chief Executive Officer, Chief Financial Officer and Director	October 13, 2026
Jonathan Herzog	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Okmin Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Okmin Resources, Inc. and Subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern, to the financial statements, the Company has an accumulated deficit of $2,672,984 as of June 30, 2026, compared to an accumulated deficit of $2,305,685 as of June 30, 2025. Additionally, as of June 30, 2026, the Company had a working capital deficit of $708,433, compared to a working capital deficit of $742,439 as of June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Houston, Texas

October 13, 2026 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$22,178	$11,488
Other current assets	65	—
Total current assets	22,243	11,488

Oil and gas properties, net	65,654	53,713
Black Rock Joint Venture	—	68,084
Other assets and restricted cash	—	37
Total noncurrent assets	65,654	121,834

TOTAL ASSETS	$87,897	$133,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,810	$32,500
Accrued liabilities – related party	600,750	438,750
Accrued interest payable – current portion	—	63,956
Note payable – current portion	—	131,135
Bridge loan payable – related party	30,000	—
Short-term borrowing	61,116	78,258
Other liabilities	—	9,328
Total current liabilities	730,676	753,927

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2026 and 2025, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 128,511,487 and 117,899,921 and issued and outstanding at June 30, 2026 and 2025, respectively	12,851	11,790
Additional paid-in capital	2,016,854	1,672,790
Accumulated deficit	(2,672,984)	(2,305,685)
Total stockholders’ equity (deficit)	(642,779)	(620,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$87,897	$133,322

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30, 2026	June 30, 2025
Revenue
Oil and gas sales	$8,859	$22,180

Cost of revenue	34,625	42,713
Gross profit (loss)	(25,766)	(20,533)

Operating expenses:
General and administrative expense	306,140	388,579
Depreciation, depletion and amortization	2,113	5,436
Impairment of oil and gas properties	29,030	167,003
Allowance for doubtful accounts	12,607	—

Total operating expenses	349,890	561,018

Loss from operations	(375,656)	(581,551)

Other income	141	342
Interest income	59	1,304
Litigation settlement	10,066	—
Interest expense	(18,670)	(17,262)
Gain on forgiveness of accounts payable	16,761	—

Total other income (expense)	8,357	(15,616)

Loss before taxes	(367,299)	(597,167)

Provision for income taxes	—	—

Net loss	$(367,299)	$(597,167)

Net income (loss) per share
Basic	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic	124,713,874	116,294,784

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended June 30, 2026 and 2025

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2024	5,000,000	$500	114,424,921	$11,443	$1,530,037	$(1,708,518)	$(166,538)

Shares issued for services	—	—	3,475,000	347	142,753	—	143,100
Net loss	—	—	—	—	—	(597,167)	(597,167)

Balance, June 30, 2025	5,000,000	$500	117,899,921	$11,790	$1,672,790	$(2,305,685)	$(620,605)

Shares issued for debt conversion	—	—	6,503,024	651	194,440	—	195,091
Shares issued for services	—	—	1,308,542	130	65,904	—	66,034
Private placement	—	—	2,800,000	280	83,720	—	84,000
Net loss	—	—	—	—	—	(367,299)	(367,299)

Balance June 30, 2026	5,000,000	$500	128,511,487	$12,851	$2,016,854	$(2,672,984)	$(642,779)

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net loss	$(367,299)	$(597,167)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	2,113	5,436
Impairment of oil and gas properties	29,030	167,003
Allowance for doubtful accounts	12,607	—
Bad debt recovery	12,393	—
Gain on forgiveness of accounts payable	(16,761)	—
Issuance of common stock for services	66,034	143,100
Changes in assets and liabilities
Accrued oil and gas sales	(28)	66
Accounts payable and accrued liabilities	185,071	161,803
Accrued interest payable	—	14,414
Other liabilities	(9,328)	950
Net cash used in operating activities	(86,168)	(104,395)

Cash Flows from Investing Activities
Investment in oil and gas properties	—	—
Net cash from investing activities	—	—

Cash Flows from Financing Activities
(Repayment of) note payable	—	(24,000)
Private placement of common stock	84,000	—
Bridge loan	30,000	—
(Repayment of) cash from short-term borrowing	(17,142)	67,602
Net cash from financing activities	96,858	43,602

Net change in cash	10,690	(60,793)
Cash - beginning of period	11,488	72,281
Cash - end of period	$22,178	$11,488

Non-cash Transactions
Common stock issued for note repayment	$131,135	$—
Common stock issued for accrued interest payable	$63,956	$—
Common stock issued for services	$66,034	$143,100

The accompanying notes are an integral part of these consolidated financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

1.        ORGANIZATION AND NATURE OF OPERATIONS

Business description

Okmin Resources, Inc. (collectively with its subsidiaries, “Okmin” or the “Company”) was incorporated in Nevada in December 2020 to engage in the business of the acquisition, exploration and development of oil and gas properties, mineral rights, and other natural resource assets.

Okmin has been focused on the acquisition and development of domestic oil and gas fields and investing in lower profile rework and recompletion opportunities with lower entry costs. The Company's projects are located in Oklahoma and Kansas.

The Company has two wholly owned subsidiaries that conduct oil and gas activities: Okmin Operations, LLC, organized on May 25, 2021 in the State of Kansas, and Okmin Energy LLC, organized on November 21, 2021 in the State of Oklahoma.

The Company has an interest in two projects:

1)	A 72.5% Net Revenue Interest in the Vitt oil lease located in Neosho County, Kansas

2)	A 95% joint venture interest in the Pushmataha project, a natural gas project in Southeast Oklahoma

The Company also retains a 10% overriding royalty interest in West Sheppard Pool, a natural gas project in Northeast Oklahoma, once operator receives $22,850 in revenue from the project.

During the fiscal year ended June 30, 2026, the Company disposed of its entire interest in the Blackrock JV for consideration of $25,000 and an additional 45% interest in the Pushmataha project. This transaction increased the Company’s interest in Pushmataha from 50% to 95%.

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

The Company has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act permitted for Emerging Growth Companies. This is a change from prior periods and the election is irrevocable. The Company has adopted all standards at public company effective dates.

The Company has elected not to use the extended transition period permitted for Emerging Growth Companies.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash Equivalents

All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At June 30, 2026, the Company maintained its cash and cash equivalents of $22,178 in checking and savings accounts with Federally insured banking institutions.

Segment Information

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas and business segments. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities in the Oil and Gas sector as one single operating and reportable segment at the consolidated level. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss for purposes of assessing performance and allocating resources. The CODM reviews consolidated financial information, including revenues and expenses as presented in the consolidated statements of operations. All financial information disclosed herein represents the results of the Company’s single reportable segment. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

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

Depreciation, Depletion, and Amortization

The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method. The Company does not currently have any proven oil and gas reserves, and the depreciation, depletion and amortization charges for the years ended June 30, 2026 and 2025 has consisted solely of depreciation of production and gathering equipment located on the Company’s projects. The Company provides for depreciation over the estimated life of each asset on a straight-line basis over 7 years.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

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

The Company has reviewed its oil and gas projects and determined an obligating event has not occurred as there are no established reserves, and the properties are in production. The amount of any future obligation is not reasonably estimable at present, but the obligation to plug and reclaim wells is likely to occur in future periods as they are permanently removed from production. Therefore, the Company has not recognized any asset retirement obligation liabilities as of June 30, 2026 or June 30, 2025.

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

Financial instruments consist principally of cash and cash equivalents, accounts payable, and accrued liabilities. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Allowance for Credit Losses

The Company accounts for expected credit losses in accordance with ASC 326, “Financial Instruments – Credit Losses (CECL)”. Management evaluates the collectability of receivables and records an allowance for expected credit losses based on factors including the counterparty’s credit history, economic conditions, and historical repayment experience. During the fiscal year ended June 30, 2026, the Company recorded an allowance for doubtful accounts of $25,000 related to the amount owed to the Company by Blackrock Energy. Subsequently, the Company and Blackrock agreed to offset lease operating expenses charged by Blackrock against the $25,000. These expenses totaled $12,393in fiscal 2026, which has been recorded as bad debt recovery.

Revenue Recognition

The Company is not the operator of any of its oil and gas properties. Sales of all oil and gas produced are the responsibility of the property operator. The operator recognizes revenue in accordance with ASC 606, which includes determining revenue recognition through the following steps: (1) identify contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes oil and gas revenues when the operator has provided the Company with confirmation of the completed sale and the amount of the revenue attributable to the Company’s working interest has been determined.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

Earnings (loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires disclosure of significant segment expenses regularly provided to the chief operating decision maker, an amount for other segment items, and the measure of segment profit or loss used by the chief operating decision maker, including for entities with a single reportable segment. We adopted ASU 2023-07 for the year ended June 30, 2025. Adoption did not have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU enhances income tax disclosures, primarily related to the rate reconciliation and income taxes paid. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 during the fiscal year ended June 30, 2026. The adoption did not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. ASU 2024-03 requires public business entities to provide additional disclosures regarding specified categories of expenses included within relevant income statement captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

3.       GOING CONCERN

The Company currently has limited operations. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $367,299 for the year ended June 30, 2026 (year ended June 30, 2025 - $597,167) and an accumulated deficit of $2,672,984 as of June 30, 2026 (2025 - $2,305,685). The Company also has an accrued liability of $600,750 (2025 - $438,750) due to its President and CEO for unpaid salary. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had a working capital deficit of $708,433 as of June 30, 2026 (as of June 30, 2025 – working capital deficit of $742,439) and management believes that the Company will require additional working capital for the 2027 fiscal year. For the 2027 fiscal year which started in July, we anticipate cash needs of approximately $230,000 for general corporate overhead and for operations on our existing lease properties. This amount does not include funding for any potential workovers, re-entries, stimulation treatments and recompletions of existing non or low producing wells. Any new work on our properties will require additional capital. The Company intends to obtain the required capital through private sales of securities and/or debt financing.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

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

The Company, through its joint venture partner Blackrock, put considerable effort into reworking and rehabilitating these leases. The land owner royalties on these leases derived from gross revenue production varies from 12.5% to 23.5%. State production tax on oil sales is 7%. In the fiscal year ended June 30, 2026, the Company’s share of revenues from oil and gas sales from the Blackrock Joint Venture totaled $1,268.

The property has been negatively affected by persistent infrastructure issues and increasing operating costs. In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in the Blackrock Joint Venture for $25,000 and an additional 45% interest in the Pushmataha project. As a result of this transaction, the Company has disposed of its entire interest in the Blackrock Joint Venture.

Kansas

In July 2021, the Company through its wholly owned Kansas subsidiary, Okmin Operations, LLC, entered into an agreement to acquire a 72.5% Net Revenue Interest in the Vitt Lease located in Neosho County, Kansas. Okmin Operations, LLC acquired the lease with a cash payment of $25,000 together with a commitment to make additional capital and operating expenditures to rework the wells on the lease. In the fiscal year ended June 30, 2026 lease operating expenses recorded for the Vitt were $3,825. The lease covers 160 acres and currently has fifteen wells on site. Nine oil and gas wells, two idle wells that require further evaluation, and four injection wells. These are shallow wells drilled down to the Bartlesville zone at a depth of 525 feet. The operator conducted some work on the wells in 2023, including rebuilding the downhole pumps, though the wells are not currently operating, as some additional maintenance work is required.

The Company entered into an operating agreement covering the Vitt Lease with Petron Oil and Gas LLC (“Petron”), pursuant to which Petron would handle the reworking of the existing wells and other day to day operations at the lease. Under the operating agreement, the company has fulfilled its commitment for expenditures to rework the existing wells and to cover operator costs and expenses of at least $50,000. Under the agreement, J & S McCoy Enterprises and Earnest Ashlock, who is the principal of Petron, together will retain a 15% Net Revenue Interest in the Vitt Lease. Upon the lease becoming fully operational, it is anticipated that the parties will contribute capital costs in accordance with their percentage working interest, of which Okmin’s working interest is 85.8571428571%. The remaining 12.5% Net Revenue Interest of the lease reverts back to the landowners.

During the 4th quarter of fiscal 2026, Petron notified the Company that its operator’s license has expired and is not presently up for renewal, but they are currently in discussions with other licensed operators to assume operation of the lease. Additionally, due to a lack of ongoing production over the past year, there is a risk of the lease lapsing, as such we have written off the entire capital value of this project, though are still exploring ways to continue developing the property.

One of the injection wells onsite remains idle.  The Vitt lease is equipped with pump jacks, oil and water tanks and other equipment. Since we acquired the lease a nominal amount of oil has been sold from it, with no revenue recorded in the last fiscal year ended June 30, 2026. During the year ended June 30, 2026, we wrote off the remaining capitalized value of the Vitt Lease of $4,265.

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

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

The 26 existing wells on the leases range from 850 feet to 1,950 feet in depth with gas production from several zones as their main objective. The Company received limited revenue from the property as gas sales were suspended due to required pipeline work and the failure of equipment owned by the gas pipeline company at its compressor station.

In November 2024, the Company assigned its 50% interest in the West Sheppard Pool project to Sheppard Pool Operating, LLC (“Sheppard Pool”), the operator of the project. After Sheppard Pool Operating has received $22,850 in revenue from the project, the Company will receive a 10% overriding royalty interest (“ORRI”) in the project. Sheppard Pool may elect to reduce the 10% ORRI to 5% by a one-time payment of $100,000 to the Company within 4 years of the effective date of the agreement.

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

In August 2025, the Company entered into an agreement with Blackrock to exchange its 50% working interest in another project with Blackrock for $25,000 and an additional 45% joint venture interest in the Pushmataha Gas Field. As a result of this transaction, the Company currently has a 95% Joint Venture interest in the Pushmataha property.

The leases owned by the Joint Venture are subject to land owner royalties and other commitments resulting in net revenue interests to the joint venture of between 71% - 76%, with the exception of the Stephenson well, which has a net revenue interest of approximately 68%.

Pushmataha has 7 existing gas wells ranging in depth from 10,000-12,300 feet. The wells were inactive since 2019 due to line leaks and lower gas prices, though in April 2021 some wells were put back online and have at various intervals produced between 100-300 MCFD. For the fiscal year ended June 30, 2026, we recorded $7,591 in revenues from gas sales from the project.

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

In the fiscal year ended June 30, 2026, lease operating expenditures were $26,927 with additional gas fees, transportation and taxes aggregating $2,282. The operator believes with additional capital expenditures for reworking and recompletion efforts it can optimize the production potential of this field. The application of newer technologies could also have an important impact on the economics for this asset.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

The following table details the carrying value of our oil and gas property interests for the year ended June 30, 2025 and 2026.

	Blackrock JV	West Sheppard Pool	Pushmataha	Vitt (Kansas)

Capitalized Value, July 1, 2024	154,618	10,193	109,309	20,116
Impairment	(83,926)	(9,909)	(60,902)	(12,266)
Depreciation	(2,608)	(284)	(536)	(2,008)

Capitalized Value, June 30, 2025	68,084	—	47,871	5,842

Impairment / reclassification	—	71	(24,765)	(4,336)
Property exchange transaction	(68,084)	—	43,084	—
Depreciation	—	(71)	(536)	(1,506)
Capitalized Value, June 30, 2026	—	—	65,654	—

5.       IMPAIRMENT OF OIL AND GAS PROPERTIES

During the year ended June 30, 2026, the Company reviewed the capitalized value of its oil and gas properties and conducted a test to determine the current fair value and if any impairment of the capitalized values was necessary. As a result of this test, the Company determined that the capitalized value exceeded the current fair value. For the year ended June 30, 2026, an impairment charge of $29,030 (year ended June 30, 2025 - $167,003) was recorded as an expense.

6.        REVENUES AND COST OF REVENUES

For the year ended June 30, 2026, the Company had production revenue of $8,859 compared to revenue of $22,180 for the year ended June 30, 2025. Refer to the table below of production and revenue through June 30, 2026. For the years ended June 30, 2026 and June 30, 2025 our cost of revenue, consisting of lease operating expenses and production and excise taxes were $34,625 and $42,713 respectively.

Oil and Gas production by property For the fiscal year ended June 30, 2026
	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	21	72	60.59	—	—	—	1,268

Pushmataha	—	—	—	2,360.43	11	3.22	7,591

Vitt Lease	—	—	—	—	—	—	—

Oil and Gas production by property For the fiscal year ended June 30, 2025
	Oil			Natural Gas
Project	Production (BBLS)	Avg. Cost ($)	Avg. Sales Price ($)	Production (MCF)	Avg. Cost ($)	Avg. Sales Price ($)	Total Revenue ($)

Black Rock JV	328	56	61.83	—	0	—	20,294

Pushmataha	—	—	—	811	24	1.89	1,532

West Sheppard	—	—	—	—	—	—	—

Vitt Lease	5.44	55	65.17	—	—	—	354

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

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

7.       SHORT-TERM BORROWING

The Company maintains several credit cards and business lines of credit with large financial institutions. Interest is charged on the outstanding balance of each account monthly, and interest rates vary from 16.0-24.74% annually. Interest expense related to this borrowing totaled $18,670 for the fiscal year ended June 30, 2026 (fiscal 2025 - $17,262).

Jonathan Herzog, the Company’s President, CEO and Director, has personally guaranteed these credit arrangements and is responsible for repayment if the Company is unable to repay the amounts borrowed.

8.       IMPAIRMENT OF DOUBTFUL ACCOUNTS

The Company accounts for expected credit losses in accordance with ASC 326, “Financial Instruments – Credit Losses (CECL)”. Management evaluates the collectability of receivables and records an allowance for expected credit losses based on factors including the counterparty’s credit history, economic conditions, and historical repayment experience. During the fiscal year ended June 30, 2026, the Company recorded an allowance for doubtful accounts of $25,000 related to the amount owed to the Company by Blackrock Energy under the transaction where the Company exchanged its interest in the Blackrock Joint-Venture for an additional 45% interest in the Pushmataha project and $25,000. Blackrock was unable to pay the $25,000 in cash on closing. Therefore, management decided to classify the $25,000 as impaired due to the uncertainly of collection. The Company and Blackrock later agreed that billing amounts for any work performed by Blackrock on behalf of the Company on its other oil and gas leases will be credited against the $25,000 owed until the debt is fully extinguished. During the fiscal year ended June 30, 2026, Blackrock has billed the Company $12,393 for work performed, and the Company has credited that amount against the original $25,000 owed which leaves an impairment of doubtful accounts of $12,607 as of June 30, 2026.

9.        STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As at June 30, 2026, the Company had a total of 5,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A Preferred Stock has voting rights of ten votes per share, though is not entitled to receive dividends. Additionally, each share of Series A preferred shares may be converted with the payment of $0.01 per preferred share into ten shares of common stock for each share of Series A Preferred Stock. Jonathan Herzog, the Company’s President and Chief Executive Officer owns all of the Series A Preferred Stock.  At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to voting rights of ten votes per share, though is not entitled to receive dividends. Accordingly, by reason of his ownership of Series A Preferred Stock, Mr. Herzog exercises control of approximately 45% of the aggregate voting power in the Company. The Series A Preferred Stock upon liquidation, winding-up or dissolution of the Corporation, ranks on a parity, in all respects, with all the Common Stock.

Common stock

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.0001 per share.

At June 30, 2026, the Company had 128,511,487 shares of its common stock issued and outstanding.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

The Company has issued the following shares in the two most recent fiscal years:

•	On November 12, 2024, the board of directors approved the issuance of 250,000 common shares at $0.04 per share in connection with consulting services for the Company’s filings, preparation, compliance matters and business activities.

•	On November 12, 2024, the Company issued 2,500,000 common shares at $0.04 per share to Samuel Naparstek for corporate consulting services.

•	On December 3, 2024, the Company issued 225,000 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

•	On June 24, 2025, the Company issued 500,000 common shares at a deemed price of $0.0482 per share for legal fees.

•	On September 19, 2025 the Company issued 6,503,024 common shares at $0.03 per share to satisfy in full payment on an existing convertible note with the Company.

•	On September 19, 2025, the Company issued 173,090 common shares at $0.06 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

•	On September 26, 2025, the Company issued 1,000,000 common shares at $0.03 per share in connection with a private placement for proceeds of $30,000.

•	On December 30, 2025, the Company issued 113,252 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

•	On March 16, 2026, the Company issued 1,800,000 common shares at $0.03 per share in connection with a private placement for proceeds of $54,000.

•	On March 27, 2026, the Company issued 1,000,000 common shares at $0.05 per share to a corporate advisor.

•	On June 29, 2026, the Company issued 22,200 common shares at $0.05 to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

10.	LITIGATION SETTLEMENT

The Company was a party in a class-action lawsuit filed against its former auditor which alleged negligence in their audit services. During the fiscal year ended June 30, 2026, the former auditor settled the lawsuit. The Company’s portion of the settlement was $10,066 which was received in April 2026.

11.	TERMINATED MERGER AGREEMENT

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

The merger was conditional upon a number of closing conditions. In April 2026, the Company announced that these closing conditions were not satisfied within the required timeframe, and the merger agreement was terminated. The Company did not incur any specific costs due to the merger agreement or its termination.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

12.	NET INCOME PER COMMON SHARE

A reconciliation of the components of net loss per common share for the years ended June 30, 2025 and 2024 are presented below:

	2026	2025

Net loss	$(367,299)	$(597,167)

Basic weighted average number of common shares outstanding	124,713,874	116,294,784

Effect of dilutive securities
Preferred Stock	50,000,000	50,000,000
Convertible Debt	—	6,694,770
Effect of dilutive securities	50,000,000	56,694,770

Diluted weighted average number of common shares outstanding	174,713,874	172,989,554

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

The numerator for basic earnings per share is net income attributable to common stockholders. The numerator for diluted earnings per share is net income available to common stockholders.

13.        STOCK BASED COMPENSATION

The Company has not adopted any equity grant program. The Company’s Officers hold no stock options or unvested stock awards, and held none at any time during the year ended June 30, 2026.

During the year ended June 30, 2026, the Company issued the following common shares for compensation:

a)	173,090 common shares at $0.06 per share to Sierra Land Resources, LLC in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues common shares to Sierra for their work in lieu of cash fees based upon the average price of the Company’s common stock for the month in which the services were performed.

b)	113,252 common shares at $0.04 per share to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

c)	1,000,000 common shares at $0.05 per share to Andrew Glashow upon his initial engagement for corporate advisory services.

d)	22,200 common shares at $0.05 to Sierra Land Resources, LLC in connection with ongoing consulting on the Company’s oil and gas properties.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

During the year ended June 30, 2025, the Company issued the following common shares for compensation:

a)	225,000 common shares at a deemed value of $9,000 to Sierra Land Resources in connection with an ongoing services agreement, whereby Mr. Ed Sierra serves as the Company’s Advisor on Land and Resource Development, which was initially entered into on July 2022. Under the agreement, the Company issues common shares to Sierra for their work in lieu of cash fees based upon the average price of the Company’s common stock for the month in which the services were performed.

b)	2,500,000 common shares were issued at a deemed price of $0.04 per share for a deemed value of $100,000 to Samuel Naparstek for consulting work and services.

c)	250,000 common shares were issued at $0.04 per share for a deemed value of $10,000 to a consultant for corporate regulatory consulting services.

d)	500,000 common shares were issued at $0.0482 per share at a deemed value of $24,100 for legal fees.

14.        INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Fiscal years ended June 30,
	2026	2025

Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.0)	(4.0)
Permanent differences	3.2	3.2
Change in valuation allowance	21.8	21.8
Provision for income taxes	0.0%	0.0%

The benefit for income taxes differed from the amount computed using the US federal income tax rate of 21.0% for June 30, 2026 and 2025 were as follows:

	Fiscal years ended June 30,
	2026	2025

Income tax (benefit)	(77,133)	(125,405)
Non-deductible	34,021	34,021
Change in valuation allowance	43,112	91,384
Income tax (benefit) per financial statements	—	—

Net operating loss carry forwards of $2,072,234 at June 30, 2026 are available to offset future taxable income. This results in a net deferred tax asset, assuming an effective tax rate of 21% of approximately $435,169 at June 30, 2026

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

15.       RELATED PARTY TRANSACTIONS

As of November 1, 2021, the Company agreed to compensate its Chief Executive Officer, President, and Chief Financial Officer Jonathan Herzog, at a rate of $13,500 per month, consisting of $6,750 in cash compensation and $6,750 to be accrued and deferred until management determines that the Company is in a position to make such payments. Such accrued amounts may be paid in cash or may be satisfied through the issuance of common stock or preferred stock in lieu of cash payments. The Company and Mr. Herzog have not entered into a formal written employment agreement in relation to Mr. Herzog’s compensation and employment terms. None of the cash portion of Mr. Herzog’s compensation was paid during fiscal 2026 or fiscal 2025 ended June 30, and therefore the cash compensation portion has also been accrued. As of June 30, 2026 and June 30, 2025, the Company has accrued $600,750 and $438,750 as accrued liabilities – related party, respectively. If the accrued amounts were to be settled through the issuance of common or preferred shares, such issuances would increase Mr. Herzog’s voting percentage of the issued and outstanding shares and potentially provide Mr. Herzog with voting control.

The Board of Directors approved a bridge financing facility with Mr. Herzog for up to $50,000 with no interest payable. Any money borrowed by the Company under the facility would be repaid upon completion of future financing transactions. On November 26, 2025, Mr. Herzog extended the Company $10,000 under the facility. In the quarter ended March 31, 2026, Mr. Herzog advanced to the Company an additional $20,000 under the facility.

On November 12, 2024, the Company issued 2,500,000 common shares at $0.04 per share to Samuel Naparstek, a Director of the Company, for corporate consulting services.

On September 19, 2025 the Company issued 6,503,024 common shares at $0.03 per share to an entity controlled by Roy Mansano to satisfy in full payment on an existing convertible note with the Company. Mr. Mansano is considered a related person due to his ownership of greater than 5% of the Company’s issued and outstanding common shares.

16.        CONVERTIBLE LOAN

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

In September 2025, the Company reached an agreement with the Investor to convert all the principal and interest outstanding as of June 30, 2025 into common shares of the Company at a price of $0.03 per share. All interest accrued on the note after June 30, 2025 was forgiven. The outstanding principal converted was $131,135 and unpaid interest was $63,956. On September 19, 2025, the Company issued 6,503,024 common shares to the noteholder to settle the note in full. As a result, the lien on the Vitt Lease has been released and the agreement to remit net revenue from Pushmataha towards payment of the note is withdrawn.

OKMIN RESOURCES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026

17.        SUBSEQUENT EVENTS

In July 2026, the Company and the property operator received an unsolicited proposal from a third-party to acquire 100% of the Pushmataha project, including the Company’s 95% working interest and the operator’s 5% interest in the project. The acquirer proposed to pay $150,000 cash at closing and an additional $100,000 cash within 120 days, with the Company and the operator retaining a 10% carried working interest in the Pushmataha project. No transaction was concluded, and the offer subsequently expired. Although management remains in conversations with the third-party offeror, there is no guarantee that any transaction or other business agreement will result.

The Company has evaluated subsequent events through the filing date of these financial statements and has determined that there are no such events that are material to the financial statements to be disclosed.

